Form 10-K
period 1995-12-31
MARRIOTT HOTEL PROPERTIES LTD PARTNERSHIP
filed 1996-11-19
CIK 784711

================================================================================

                      Securities and Exchange Commission
                            Washington, D.C.  20549
                                   Form 10-K

    [X]           Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1995

                                      OR

    [ ]         Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                       Commission File Number:   0-14381
                                                ----------

                 MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP
                 ---------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                       52-1436985
----------------------------------------     -----------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

     10400 Fernwood Road
     Bethesda, Maryland                                   20817
----------------------------------------     -----------------------------
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code:  301-380-2070

          Securities registered pursuant to Section 12(b) of the Act:

                                Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes ___ No ___ (Not Applicable). On August 25, 1992, the Registrant filed an application for relief from the reporting requirements of the Securities Exchange Act of 1934 pursuant to Section 12(h) thereof. Because of the pendency of such application, the Registrant was not required to, and did not, make any filings pursuant to the Securities Exchange Act of 1934 from October 23, 1989 until the application was voluntarily withdrawn on November 18, 1996.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] (Not Applicable)

                      Documents Incorporated by Reference
                                     None
================================================================================

--------------------------------------------------------------------------------
                        Marriott Hotel Properties, L.P.
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                       PAGE NO.
                                                                      ----------

                                     PART I

Item 1.    Business                                                         1

Item 2.    Properties                                                       7

Item 3.    Legal Proceedings                                                9

Item 4.    Submission of Matters to a Vote of Security Holders              9


                                    PART II

Item 5.    Market For Registrant's Common Equity and
           Related Security Holder Matters                                  9

Item 6.    Selected Financial Data                                         11

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       12

Item 8.    Financial Statements and Supplementary Data                     22

Item 9.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure                                        41


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant              41

Item 11.   Executive Compensation                                          42

Item 12.   Security Ownership of Certain Beneficial Owners and Management  42

Item 13.   Certain Relationships and Related Transactions                  43


                                    PART IV

Item 14.   Exhibits, Supplemental Financial Statement Schedules
           and Reports on Form 8-K                                         46

                                     PART I


ITEM 1.   BUSINESS

Description of the Partnership
------------------------------

     Marriott Hotel Properties Limited Partnership (the "Partnership"), a Delaware limited partnership which was formed on August 22, 1984, owns (i) Marriott's Orlando World Center Hotel (the "Orlando Hotel") in Orlando, Florida and the 190 acres of land on which it is located, and (ii) a 50.5% interest in Lauderdale Beach Association (the "Harbor Beach Partnership"), a general partnership which owns Marriott's Harbor Beach Resort (the "Harbor Beach Hotel") in Fort Lauderdale, Florida.

     The sole general partner of the Partnership, with a 1% interest, is Hotel Properties Management, Inc. (the "General Partner"), a Delaware corporation and a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"). The Partnership is engaged solely in the business of owning, operating and leasing hotels and therefore is engaged in one industry segment. The principal offices of the Partnership are located at 10400 Fernwood Road, Bethesda, Maryland 20817.

     The Orlando Hotel and the Harbor Beach Hotel (collectively referred to herein as the "Hotels") are operated as part of the Marriott Hotels, Resorts and Suites full-service hotel system. The Orlando Hotel is managed by Marriott International, Inc. ("MII" or the "Manager") under a long-term management agreement (the "Management Agreement"), and the Harbor Beach Hotel is leased to Marriott Hotel Services, Inc. ("MHSI" or the "Operating Tenant"), a wholly-owned subsidiary of MII, under a long-term lease agreement (the "Operating Lease"). The Hotels have the right to use the Marriott name pursuant to the management and lease agreements and, if these agreements are terminated, the Partnership and the Harbor Beach Partnership (collectively referred to herein as the "Partnerships") will lose that right for all purposes (except as part of the Partnership's name). See Item 13, "Certain Relationships and Related Transactions."

     The Hotels are among the premier resorts in the Marriott system and cater primarily to meetings/conventions and leisure travelers. Since the Hotels are located in Florida, operating results are higher during the period from November through April each year. The Partnership and the Harbor Beach Partnership have no plans to acquire any new properties or sell any of the existing properties. See Item 2, "Properties."

     The Orlando Hotel was designed as part of the MII network of convention hotels and thus has extensive meeting and convention facilities. The Orlando Hotel's business is oriented primarily to professional meeting planners who book conventions in Orlando. During the last five years, group business at the Orlando Hotel has steadily increased. For the year ended December 31, 1995, almost 80% of its business was derived from group demand, compared to 69% for the year ended December 31, 1990. The Orlando Hotel offers group guests award winning service, approximately 200,000 square feet of meeting space, all on one level, 18 holes of golf on-site, numerous restaurants and the flexibility to achieve the guests' desired goals. The group business segment is comprised of corporate groups, association groups and other market segments including social groups (weddings), military, religious, fraternal and international groups. During 1994 and 1995, the Orlando Hotel experienced stronger demand in the higher-rated corporate group business segment which allowed the hotel to restrict discounted rates in both group and transient business. In 1995, the Orlando Hotel experienced a 23% increase in corporate group room nights, which have stronger revenue potential due to traditionally higher average room rates and food and beverage profit margins.

     The Orlando Hotel added an additional 48,500 square foot ballroom and exhibition hall in 1990 to enhance the Orlando Hotel's ability to attract guests and large group business. Host Marriott provided interim financing of up to $14 million to fund the construction of this ballroom and on June 16, 1992, the ballroom loan of $13.2 million was converted to a revolving line of credit. As of December 31, 1995, the outstanding principal balance under this line of credit was $6,420,000. In addition, the Orlando Hotel completed a $11.5 million rooms renovation project in April 1991, with financing provided by Host Marriott. This loan was fully repaid during 1994. These projects were necessary to remain competitive in a challenging market.

     The Harbor Beach Hotel has positioned itself to attract both the leisure traveler and the group meeting planner who is seeking a luxurious resort experience. The Harbor Beach Hotel offers easy air accessibility, the largest private beach in the Fort Lauderdale area and the quality and consistency associated with the Marriott name. The Harbor Beach Hotel's business is split between business from transient and group guests. For the year ended December 31, 1995, group business comprised 55% of total room nights. In 1995, international business from Europe and South America rebounded from significant decreases experienced during 1994 due to highly publicized violent crimes in South Florida. This positive trend in international business is expected to continue.

     During 1994, the Harbor Beach Hotel completed a rooms renovation which helped the property realize a competitive advantage in the Fort Lauderdale market. Marketing efforts at the Harbor Beach Hotel have emphasized the newly renovated guest quarters. Financing for the rooms renovation was obtained from a wholly-owned subsidiary of MII. The loan provided financing of up to $2.8 million. As of December 31, 1995, the outstanding principal balance of the loan was $2,379,000.

Organization of the Partnership
-------------------------------

     The Partnership was formed on August 22, 1984, to acquire, construct, own and operate the Orlando Hotel. Host Marriott was the initial General Partner of the Partnership and Airline Foods, Inc., a wholly-owned subsidiary of Host Marriott, was the initial limited partner. Between November 1, 1985 and November 27, 1985 (the "Closing Date"), 1,000 limited partnership interests (the "Units"), representing a 99% interest in the Partnership, were sold in a private placement. The limited partners paid $10,000,000 in cash on the Closing Date with the remainder due in five annual installments through May 15, 1990. The limited partners' obligations to make the installment payments were evidenced by promissory notes (the "Investor Notes") payable to the Partnership and secured by the Units. Prior to the Closing Date, Marriott Hotel Properties, Inc. was admitted as General Partner in lieu of Host Marriott, and on the Closing Date, Airline Foods, Inc. withdrew as a limited partner. In consideration for agreeing to admit the additional limited partners to the Partnership, Airline Foods, Inc. was paid $650,000 in cash at closing and received $45,350,000 of investor notes. On April 22, 1992, the General Partner's name was changed from Marriott Hotel Properties, Inc. to Hotel Properties Management, Inc.

     On the Closing Date, the Partnership purchased from affiliates of Host Marriott (i) a 99% limited partnership interest in the Warner Center Marriott Hotel Limited Partnership, a Delaware limited partnership (the "Warner Center Partnership"), which owned the 473-room Warner Center Marriott Hotel (the "Warner Center Hotel") in Los Angeles, California, for $250,000 in cash and a $12,750,000 deferred purchase note, and (ii) a 49% general partnership interest in, and a loan receivable of $3,680,000 from, the Harbor Beach Partnership for $2,500,000 in cash and a $7,500,000 deferred purchase note. The Partnership also acquired a 1% interest in the remaining 51% general partner of the Harbor Beach Partnership on the Closing Date for $150,000. This interest was converted into a 0.5% interest in the Harbor Beach Partnership on July 1, 1986. On April 23, 1987, the Partnership exercised an option acquired on January 1, 1986, to purchase an additional 2% interest in the remaining general partner of the

Harbor Beach Partnership for $300,000, which was simultaneously converted to a 1% interest in the Harbor Beach Partnership, thereby giving the Partnership a 50.5% ownership interest in the Harbor Beach Partnership.

     The Warner Center Partnership defaulted on its first mortgage on July 1, 1993, as the Warner Center Hotel was unable to generate sufficient cash flow to meet its debt service requirements. This default followed two prior defaults on March 1, 1991 and April 1, 1992, which were subsequently cured with short-term restructurings with the lender. Efforts by the General Partner to negotiate an additional restructuring with the lender were unsuccessful. On July 16, 1993, the lender accelerated the maturity date of the first mortgage. On November 17, 1993 (the "Foreclosure Date"), ownership of the Warner Center Hotel was transferred through foreclosure to the lender. Simultaneously with the foreclosure, the Warner Center Partnership was dissolved. The foreclosure will not have any further adverse effect on the financial condition of the Partnership since this loan was non-recourse to the Partnership and its partners, and the Warner Center Partnership had not contributed to Partnership cash distributions. The Warner Center Hotel was managed by the Manager as part of the Marriott Hotels, Resorts and Suites full-service system; upon dissolution of the Warner Center Partnership, the Warner Center Hotel management agreement was terminated.

Debt Financing
--------------

     The Partnership refinanced the original Orlando Hotel loan on June 16, 1987, and borrowed $175 million (the "Term Loan") under a $195 million Term and Revolving Credit Agreement. The Revolving Credit Agreement provided for some interest payments to be funded from a $20 million revolving credit facility (the "Revolving Loan"). The Term and Revolving Loans (the "Orlando Mortgage Debt") matured on June 16, 1992, with $199 million in principal and interest due at that time. Beginning on June 16, 1992, both the outstanding principal and interest began accruing interest at the default rate of 10.52%. However, effective July 9, 1992, the Partnership and the lender signed a letter of intent to refinance the Orlando Mortgage Debt, and the interest rate on the outstanding debt was converted to a floating rate equal to the lender's cost of funds plus 175 basis points. On January 12, 1993, the Partnership refinanced the Orlando Mortgage Debt with the lender and repaid $29.3 million to the lender which was applied $12 million to the outstanding principal balance, $13.5 million to interest and $3.8 million to financing costs. Upon loan maturity on June 16, 1995, the lender granted the Partnership a forbearance on the loan, extending it through October 31, 1995. On October 31, 1995, the Partnership successfully completed a modification and extension of this loan. The Orlando Mortgage Debt is non-recourse to the Partnership and its partners. The Orlando Mortgage Debt bears a fixed rate of interest of 8.44%, requires semi-annual amortization of principal totaling $30 million over the term of the loan, and matures on June 16, 2000 with unamortized principal of $127 million due at that time. As of December 31, 1995, the outstanding principal balance was $152,979,000. The Orlando Mortgage Debt is collateralized by the Orlando Hotel, all personal property associated with the Orlando Hotel, the land on which the Orlando Hotel and golf course are located and an assignment of certain operating agreements. It is expected that the Orlando Mortgage Debt will be refinanced at or prior to the maturity thereof, depending upon prevailing market conditions and interest rates. However there are no current plans or proposals to refinance the Orlando Mortgage Debt.

     The initial financing on the Harbor Beach Hotel consisted of $86.6 million of non-recourse mortgage debt to provide financing for construction of the Harbor Beach Hotel. On June 30, 1986, this debt was refinanced with a major insurance company and a $92 million replacement loan (the "Harbor Beach Mortgage Debt") was obtained. Upon maturity on July 1, 1993, the lender granted the Harbor Beach Partnership a forbearance of the loan. On March 29, 1994, the Harbor Beach Partnership completed a restructuring of the Harbor Beach Mortgage Debt. The restructured Harbor Beach Mortgage Debt carries a fixed rate of interest of 9.125%. Interest only was due and payable for the first twelve payments through and including April 1, 1995. On May 1, 1995, monthly payments of principal and interest in the amount of $772,600 began and will continue until maturity on May 1, 2000. The loan amortizes based on a 22-year effective amortization period. As of December 31, 1995, the outstanding principal balance was $86,882,000. The Harbor Beach Mortgage Debt is non-recourse to the Harbor Beach Partnership and its partners. The Harbor Beach Mortgage Debt is collateralized by all property and assets of the Harbor Beach Hotel. No debt service guaranty was provided during the March 1994 restructuring. On July 1, 1993, Host Marriott was released from its guarantee of interest payments up to $9 million, of which no amounts had been advanced at maturity. It is expected that the Harbor Beach Mortgage Debt will be refinanced at or prior to the maturity thereof, depending upon prevailing market conditions and interest rates. However there are no current plans or proposals to refinance the Harbor Beach Mortgage Debt.

Orlando Ballroom Loan

     During 1990, Host Marriott provided interim financing of up to $14 million to fund the construction of a new ballroom and exhibition hall at the Orlando Hotel. On December 31, 1990, the interim financing of $13.2 million was converted to a permanent loan (the "Orlando Ballroom Loan") from Host Marriott. On June 16, 1992, in conjunction with the refinancing of the Orlando Mortgage Debt, the Orlando Ballroom Loan was converted from a term loan to a revolving line of credit with a floating interest rate equal to the Bankers Trust Company prime rate. The weighted average effective interest rate for the year ended December 31, 1995, was 8.8%. As of December 31, 1995, the outstanding principal balance was $6,420,000.

Harbor Beach Rooms Renovation Loan

     On July 21, 1994, the Harbor Beach Partnership entered into a loan agreement (the "Harbor Beach Rooms Renovation Loan") with Marriott International Capital Corporation, a wholly-owned subsidiary of MII, in conjunction with a rooms and suites refurbishment at the Harbor Beach Hotel. The loan provided financing of up to $2.8 million, plus accrued interest through December 31, 1994, to fund costs in excess of funds available in the Harbor Beach Partnership's property improvement fund. This unsecured loan carries a fixed rate of interest of 8% and matures on December 31, 1999. Payments of principal and interest based upon a five-year amortization period commenced in January 1995. Under the terms of the loan, the debt service payments are included as a deduction in determining the fees paid to MHSI pursuant to the Operating Lease. As of December 31, 1995, the outstanding principal balance was $2,379,000.

Material Contracts
------------------

     The Partnership has entered into a long-term management agreement with MII for the Orlando Hotel, and the Harbor Beach Partnership has entered into a long-term operating lease with MHSI for the Harbor Beach Hotel.

     The Orlando Hotel Management Agreement has a 25-year term expiring on March 24, 2011, with renewal terms, at the option of MII, for up to five additional 10-year terms. The Management Agreement provides the Manager with a base management fee equal to 3% of gross hotel sales. In addition, the Manager is entitled to an incentive management fee equal to 20% of hotel operating profit and additional incentive management fees equal to 30% of a defined amount. For additional information see Item 13, "Certain Relationships and Related Transactions."

     The Harbor Beach Hotel Operating Lease has a 36-year term expiring on October 29, 2020, with renewal terms, at the option of the Operating Tenant, for up to six additional 10-year terms. The

Operating Lease provides that the Operating Tenant pay annual rental to the Harbor Beach Partnership. The Operating Tenant retains 50% of operating profit of the Harbor Beach Hotel, as defined, in excess of performance rental. For additional information see Item 13, "Certain Relationships and Related Transactions."

     Pursuant to the Management Agreement and the Operating Lease, the Hotels are operated as part of the Marriott full-service hotel system. The Marriott full-service hotel system consists of hotels, resorts, and suites operated under the Marriott name. At December 31, 1995, the Marriott full-service hotel system included 269 Marriott Hotels, Resorts and Suites located in 39 states, the District of Columbia and 25 foreign countries with a total of 111,460 guest rooms.

     Full-service hotels operated by MII generally contain between 300 and 500 rooms. However, the 19 convention hotels (19,494 rooms) operated by MII, including the Orlando Hotel, are larger and contain up to 1,900 rooms. Room rates generally range between $90 and $245 per night depending upon location and type of facility. Marriott full-service hotel facilities typically include swimming pools, gift shops, convention and banquet facilities, a variety of restaurants and lounges and parking facilities. The 27 Marriott resort hotels (13,655 rooms), including the Harbor Beach Hotel, have additional recreational facilities, such as tennis courts and golf courses.

Ground Lease
------------

     The Harbor Beach Partnership leases the land on which the Harbor Beach Hotel is located from an unrelated third party. For a description of the terms of the ground lease, see Item 2, "Properties."

Competition
-----------

     The cyclical nature of the U.S. lodging industry has been demonstrated over the past two decades. Low hotel profitability during the 1974-1975 recession led to a prolonged slump in new construction and, over time, high occupancy rates and real estate price increases in the late 1970's and early 1980's. Changes in tax and banking laws during the early 1980's precipitated a construction boom which peaked in 1986, but created an oversupply of hotel rooms. This oversupply has decreased as room sales, which are determined by occupancy levels and room rates, have continued to increase in 1996 as the lodging industry as a whole, and the full-service hotel segment in particular, have benefited from a recent increase in demand resulting from an improved economic environment and a corresponding increase in business travel. However, the increased demand for rooms has not yet fully absorbed the oversupply of hotel rooms constructed in the 1980's. Hotel supply growth has been limited due to many factors, including the limited availability of attractive building sites for full-service hotels, the lack of available financing for new full-service hotel construction and the availability of existing full-service properties for sale at a discount to their replacement value. The General Partner believes that room supply growth for full-service hotels will continue to be limited in the near future.

     Current trends in the hotel industry indicate that, through at least 1998, the outlook for the lodging industry remains positive. Demand increases are expected to continue to outpace supply additions. Rooms supply growth, especially for the luxury and upscale segment, is forecasted to be limited as compared to growth in budget and mid-priced hotels. Acquisition prices for first class and luxury price properties are still at a significant discount to construction or replacement cost. The favorable gap between demand increases and supply additions should continue to drive room rate increases, with occupancy rates leveling as targeted room rates are achieved.

     The Manager believes that by emphasizing management and personnel development and maintaining a competitive price structure, the Partnerships' share of the market will be maintained or increased. The inclusion of the Orlando Hotel and the Harbor Beach Hotel within the nationwide MII full-service hotel system provides advantages of name recognition, centralized reservations and advertising, system-wide marketing and promotion, centralized purchasing and training and support services. Additional competitive information is set forth in Item 2, "Properties," with respect to the Hotels.

Conflicts of Interest
---------------------

     Because Host Marriott and its affiliates own and/or operate hotels other than those owned by the Partnerships, potential conflicts of interest exist. With respect to these potential conflicts of interest, Host Marriott and its affiliates retain a free right to compete with the Partnerships' Hotels, including the right to develop competing hotels now and in the future, in addition to those existing hotels which may compete directly or indirectly. Under Delaware law, the General Partner has a fiduciary duty to the Partnership and is required to exercise good faith and loyalty in all its dealing with respect to Partnership affairs.

Policies with Respect to Conflicts of Interest

     It is the policy of the General Partner that the Partnership's relationship with the General Partner, any of its affiliates or persons employed by the General Partner are conducted on terms which are fair to the Partnership and which are commercially reasonable.

     The Partnership Agreement provides that agreements, contracts or arrangements between the Partnership and the General Partner, other than arrangements for rendering legal, tax, accounting, financial, engineering, and procurement services to the Partnership by the General Partner or its affiliates, which agreements will be on commercially reasonable terms, will be subject to the following conditions:

     (a) the General Partner or any affiliate must be actively engaged in the business of rendering such services or selling or leasing such goods, independently of its dealings with the Partnership and as an ordinary ongoing business or must enter into and engage in such business with Marriott system hotels or hotel owners generally and not exclusively with the Partnerships;

     (b) any such agreement, contract or arrangement must be fair to the Partnership, and reflect commercially reasonable terms and shall be embodied in a written contract which precisely describes the subject matter thereof and all compensation to be paid therefor;

     (c) no rebates or give-ups may be received by the General Partner or any affiliate, nor may the General Partner or any affiliate participate in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Partnership Agreement or the Harbor Beach Partnership Agreement;

     (d) no such agreement, contract or arrangement as to which the limited partners had previously given approval may be amended in such manner as to increase the fees or other compensation payable to the General Partner or any affiliate or to decrease the responsibilities or duties of the General Partner or any affiliate in the absence of the consent of the limited partners holding a majority of the Units (excluding those Units held by the General Partner or certain of its affiliates); and

     (e) any such agreement, contract or arrangement which relates to or secures any funds advanced or loaned to any of the Partnership by the General Partner or any affiliate must reflect commercially reasonable terms.

     The Harbor Beach Partnership Agreement contains similar provisions with respect to the Harbor Beach Partnership.

Employees
---------

     The Partnerships have no employees; however, employees of the General Partner are available to perform administrative services for the Partnership. The Partnership reimburses the General Partner for the cost of providing such services. See Item 11, "Executive Compensation," for information regarding payments to the General Partner for the cost of providing administrative services to the Partnership.

     The Hotels are staffed by employees of MII and the Operating Tenant.


ITEM 2.   PROPERTIES

     As of December 31, 1995, the Partnerships' properties consisted of two hotels, both of which are currently in full operation and described below.

Orlando World Center Hotel
--------------------------

Location

     The Orlando Hotel is a full-service Marriott hotel located on approximately 190 acres of fee-owned land two miles from WALT DISNEY WORLD Resort and is known as Marriott's Orlando World Center. It is located approximately 15 miles from the Orlando International Airport.

Description

     The Orlando Hotel opened on March 24, 1986. The Orlando Hotel contains 1,503 guest rooms, including 85 suites, in a 27-story building. Designed as part of the MII network of convention hotels, it has extensive meeting and convention facilities totaling 200,000 square feet, all on one level of the hotel, including (i) a 38,675 square foot grand ballroom, (ii) additional ballroom space of 40,740 square feet which can be subdivided into meeting rooms and exhibit space, (iii) a 50,960 square foot ballroom and exhibition hall which was completed in 1990 and (iv) 14 meeting rooms. Hotel facilities also include nine restaurants and lounges, an 18-hole championship golf course, eight lighted tennis courts, four pools, a health club, golf and tennis pro shops, specialty and gift shops, a game room and parking for 2,100 cars. The Partnership purchased the Orlando Hotel in 1984 for approximately $211 million.

Competition

      The primary competition for the Orlando Hotel comes from the following four first-class convention and resort lodging-oriented hotels: (i) the Sheraton Dolphin Hotel with 1,510 guest rooms and 202,000 square feet of meeting space, (ii) the Westin Swan with 758 guest rooms and 52,000 square feet of meeting space, (iii) the Peabody Hotel with 891 guest rooms and 54,000 square feet of meeting space and (iv) the Omni Rosen Hotel, which opened in January 1996, with 1,334 guest rooms and 106,000 square feet of meeting space. In addition, other hotels, including hotels owned by Disney, also compete with the Orlando Hotel. None of these hotels are operated as part of the MII full-service hotel system. As a major convention hotel, the Orlando Hotel also competes with similar facilities throughout the country.

     Several new hotel projects are expected to enter the market in the near future, including hotels by Disney and Sheraton. Disney's Boardwalk Resort, which is expected to contain 400 suites, is projected to open in the fall of 1996. Disney's plans for 1997 include a Coronado Springs Resort with 1,900 guest rooms and 99,000 square feet of meeting space and an expansion of Disney's All-Star Resort by 5,400 guest rooms. In addition, Sheraton has plans to construct a 650 all-suite resort to open in early 1997 and to construct a major convention hotel with 1,800 guest rooms with over 100,000 square feet of meeting space. This convention hotel is scheduled to open in early 1998 to coincide with the expansion of Universal Studios. As a result of the continued expansion of Walt Disney World, hotel construction in the Orlando market is expected to continue with additional hotels possible in the near term.

Harbor Beach Hotel
------------------

Location

     The Harbor Beach Hotel is a full-service Marriott hotel located on a 16.5 acre tract of leased beach-front property located in Fort Lauderdale, Florida and is known as Marriott's Harbor Beach Resort. The Hotel is located approximately five miles from the Fort Lauderdale/Hollywood International Airport.

Description

     The Harbor Beach Hotel opened in October 1984 with 624 guest rooms, including 35 suites, in a 15-story building. The Harbor Beach Hotel has approximately 30,000 square feet of meeting and banquet space, including (i) a 14,900 square foot grand ballroom, (ii) an 8,000 square foot junior ballroom
(iii) seven meeting rooms and (iv) two boardrooms. Hotel facilities also include five restaurants, three lounges, a 1,100 foot private ocean beach with 50 private cabanas, an outdoor pool, five tennis courts, a health club, gift shop, tennis pro shop and parking for 900 cars. The Harbor Beach Partnership purchased the Harbor Beach Hotel in 1982 for approximately $87 million.

Competition

     The primary competition for the Harbor Beach Hotel comes from the following three first-class hotels: (i) the Hyatt Pier 66 with 388 guest rooms and 22,000 square feet of meeting space, (ii) the Boca Raton Hotel and Club with 963 guest rooms and 70,000 square feet of meeting space and (iii) the Marriott Marco Island Resort and Golf Club with 735 guest rooms and 48,000 square feet of meeting space. The Marriott Marco Island Resort and Golf Club is managed by MII, and other than limited joint marketing efforts, the Harbor Beach Hotel and the Marriott Marco Island Resort are direct competitors. Host Marriott acquired another competing area hotel, the Fort Lauderdale Marina Hotel, in January 1994. In addition, other hotels in the Fort Lauderdale area also compete with the Harbor Beach Hotel; however, these differ from the Harbor Beach Hotel in terms of size, room rates, facilities, amenities and services offered, market orientation and/or location. None of these other hotels are operated as part of the MII full-service hotel system. As a major resort facility, the Harbor Beach Hotel also competes with similar facilities throughout the country. No new competition is expected to open in the Fort Lauderdale area in the near future.

Ground Lease

     The Harbor Beach Hotel is located on a site that is leased from an unrelated third party for an initial term expiring November 30, 2080. The Harbor Beach Partnership has the option to extend the term for an additional 25 years. The lease provides for annual rental of $1,430,000 for lease years 1993 and 1994 and $1,560,000 for lease years 1995 through 1999. Thereafter, annual rentals for each succeeding five-year period increase by an amount equal to 10% of the previous annual rental. Under the lease, the Harbor Beach Partnership pays all costs, expenses, taxes and assessments relating to the Harbor Beach Hotel and the underlying land, including real estate taxes. In the event the ground lessor decides to sell the leased premises, the Harbor Beach Partnership has a right of first refusal to purchase the leased premises. Upon expiration or termination of the lease, title to the Harbor Beach Hotel and all improvements revert to the ground lessor.


ITEM 3.   LEGAL PROCEEDINGS

     Neither the Partnerships nor the Hotels are presently subject to any material litigation nor, to the General Partner's knowledge, is any material litigation threatened against the Partnerships or the Hotels, other than routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnerships.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the limited partners in 1995 or in prior years. The Partnership instituted a consent solicitation on November 19, 1996, to obtain the approval of the limited partners to amend certain provisions of the Partnership Agreement.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED SECURITY HOLDER MATTERS

     There is currently no public market for the Units and it is not anticipated that a public market for the Units will develop. Transfers of Units are limited to the first day of each fiscal quarter, and are subject to approval by the General Partner in its sole and absolute discretion and certain other restrictions. As of November 14, 1996, there were 1,165 holders of record of the 1,000 limited partnership Units.

     In accordance with Sections 4.06 and 4.09 of the Partnership Agreement, cash available for distribution for any fiscal year will be distributed at least annually, as soon as practicable after the close of each fiscal year, to the partners of record at the end of each fiscal quarter during such fiscal year as follows:

     (i) first, through and including the end of the fiscal quarter during which the General Partner and the limited partners shall have received cumulative distributions of refinancing and/or sales proceeds ("Capital Receipts") equal to 50% of their capital contributions (this threshold has not been met as of December 31, 1995), 1% to the General Partner and 99% to the limited partners;

     (ii) next, through and including the end of the fiscal quarter during which the General Partner and the limited partners shall have received cumulative distributions of Capital Receipts equal to their capital contributions, 15% to the General Partner and 85% to the limited partners; and

     (iii) thereafter, 30% to the General Partner and 70% to the limited partners.

     Cash available for distribution means, with respect to any fiscal period, the revenues of the Partnership from all sources during such fiscal period less
(i) all cash expenditures of the Partnership during such fiscal period, including, without limitation, debt service and any fees for management services and administrative expenses; and (ii) such reserves as may be determined by the General Partner, in its sole discretion, to be necessary to provide for the foreseeable needs of the Partnership, but shall not include Capital Receipts.

     The Partnership made no cash distributions during fiscal year 1994.

     On April 17, 1995, the Partnership made a cash distribution from 1993 and 1994 operations in the amount of $1,600,000 as follows: $16,000 to the General Partner and $1,584,000 to the limited partners ($1,584 per Unit).

     On November 15, 1995, the Partnership made an interim cash distribution from 1995 operations in the amount of $505,050 as follows: $5,050 to the General Partner and $500,000 to the limited partners ($500 per Unit). On April 17, 1996, the Partnership made a cash distribution in the amount of $2,915,150, $29,150 to the General Partner and $2,886,000 to the limited partners ($2,886 per Unit), representing a final cash distribution from 1995 operations of $2,078,787 ($20,787 to the General Partner and $2,058,000 to the limited partners ($2,058 per Unit)) and an interim cash distribution from 1996 operations of $836,363 ($8,363 to the General Partner and $828,000 to the limited partners ($828 per Unit)).

     On November 1, 1996, the Partnership made an interim cash distribution from 1996 operations in the amount of $2,105,050 as follows: $21,050 to the General Partner and $2,084,000 to the limited partners ($2,084 per unit).

     In accordance with section 4.07, 4.08 and 4.09 of the Partnership Agreement, Capital Receipts not retained by the Partnership will be distributed to the owners of record on the last day of the fiscal quarter in which the transaction is completed, as follows:

     (i) first, 1% to the General Partner and 99% to the limited partners until the partners have received cumulative distributions of Capital Receipts equal to their capital contributions; and

     (ii) thereafter, 30% to the General Partners and 70% to the limited partners.

     As of November 14, 1996, cumulative distributions of Capital
Receipts equaled $7,379,000 ($74,000 to the General Partner and $7,305,000 to the limited partners ($7,305 per Unit)).

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data presents historical operating information for the Partnership for each of the five years ended December 31, 1995. Due to the foreclosure on the Warner Center Hotel in November 1993 (see
Note 6 in the accompanying consolidated financial statements), operating results are not comparable for all years presented:

                                             1995      1994      1993       1992      1991
                                           --------  --------  ---------  --------  --------
                                                (in thousands, except per unit amounts)
Partnership Net income
 (loss):

Revenues.................................  $67,677   $59,759   $ 62,204   $63,912   $62,104
                                           =======   =======   ========   =======   =======

Net income (loss) before
 extraordinar item and minority interest.  $14,868   $ 7,834   $(24,572)  $(1,707)  $(5,193)

Extraordinary item.......................       --        --     40,356        --        --
                                           -------   -------   --------   -------   -------

Net income (loss) before
 minority interest.......................  $14,868   $ 7,834   $ 15,784   $(1,707)  $(5,193)

Minority interest........................   (1,718)     (523)    (1,036)     (185)     (779)
                                           -------   -------   --------   -------   -------

Net income (loss)........................  $13,150   $ 7,311   $ 14,748   $(1,892)  $(5,972)
                                           =======   =======   ========   =======   =======

Net income (loss) per limited partner Unit (1,000 Units):

Net income (loss) before extraordinary
 item and minority interest..............  $14,719   $  7,756  $(24,326)  $ (1,690) $ (5,141)

Extraordinary item......................        --         --    39,952         --        --

Minority interest.......................    (1,701)      (518)   (1,026)      (183)     (771)
                                          --------   --------  --------   --------  --------

Net income (loss) per Unit..............  $ 13,018   $  7,238  $ 14,600   $ (1,873) $ (5,912)
                                          ========   ========  ========   ========  ========

Total Assets............................  $251,217   $254,058  $257,620   $332,961  $330,043
                                          ========   ========  ========   ========  ========

Total Obligations.......................  $253,483   $267,369  $278,242   $368,331  $363,521
                                          ========   ========  ========   ========  ========

Cash Distributions per limited partner
 Unit (1,000 Units).....................  $  2,084   $     --  $     --   $     --  $  5,748
                                          ========   ========  ========   ========  ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

     The following discussion and analysis addresses the results of operations of the Partnership for the fiscal years ended December 31, 1995, 1994 and 1993. The consolidated operating results of the Partnership for 1995 and 1994 are not comparable to 1993 due to the foreclosure of the Warner Center Hotel and subsequent dissolution of the Warner Center Partnership in November 1993.
During the period from 1993 through 1995, consolidated Partnership hotel sales decreased from $118.5 million to $114.4 million primarily due to the foreclosure of the Warner Center Hotel, which had total sales of $18.3 million in 1993.
This was offset by a $14.1 million increase in total sales at the Orlando Hotel during the period from 1993 to 1995, which resulted from strong group demand in the Orlando market. Consolidated Partnership hotel revenues grew from $43.6 million in 1993, which included $5.0 million in hotel revenues from the Warner Center Hotel, to $47.3 million in 1995. Rental income grew from $17.8 million to $19.7 million during the period from 1993 to 1995 as a result of strong operating results at the Harbor Beach Hotel.

     Growth in the Partnership's Hotels total room sales, and thus hotel revenues and rental income, is primarily a function of combined average occupancy and average room rates, as well as control of hotel operating costs. In addition, due to the amount of meeting/convention business at the Orlando Hotel, food and beverage operations, especially in the banquet and catering areas, have a direct effect on the Partnership's hotel revenues. Combined average occupancy for the Partnership's Hotels grew from 74% in 1993 to 79% in 1995, and the combined average room rate for the Hotels during this period increased from $125 in 1993 to $139 in 1995 due to strong demand growth in the Orlando and Fort Lauderdale markets combined with the foreclosure of the Warner Center Hotel, which historically achieved lower average occupancies and room rates than the two Florida hotels. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP measure of revenue). REVPAR does not include food and beverage or other ancillary revenues generated by the Partnership's Hotels. The consolidated REVPAR for the Partnership's Hotels for each of the periods ended December 31, 1995, 1994 and 1993 was $110, $100 and $93, respectively. Combined food and beverage sales decreased from $46.1 million in 1993 to $45.7 million in 1995 primarily due to the foreclosure of the Warner Center Hotel, which had food and beverage sales of $7.0 million in 1993. This was offset by a $6.7 million increase in food and beverage sales at the Orlando Hotel during the three-year period ended December 31, 1995.

     The Partnership derives substantial operating leverage from increases in hotel revenues and rental income, since the majority of operating costs and expenses of the Partnership are fixed. This operating leverage is offset by variable expenses related to the Orlando Hotel, including base and incentive management fees under the Orlando Hotel Management Agreement. Net operating cash flow from the Orlando Hotel is applied to payment of debt service on the Orlando Mortgage Debt, current and deferred incentive management fees payable to MII, debt service on the Orlando Ballroom Loan and cash distributions to the partners of the Partnership. Net rental income derived from the Harbor Beach Hotel is applied to payment of debt service on the Harbor Beach Mortgage Debt, debt service on the Harbor Beach Rooms Renovation Loan, ground rent pursuant to the terms of the Harbor Beach ground lease and cash distributions to the partners of the Harbor Beach Partnership. The Partnership's allocable share of cash distributions from the Harbor Beach Partnership are distributed to the partners of the Partnership.

RESULTS OF OPERATIONS
---------------------

1995 Compared to 1994

     Hotel Revenues. Hotel revenues increased approximately $6.1 million, or 14.7%, over 1994 as a result of a substantial increase in corporate group and transient business. The increased demand in both of these segments allowed the Orlando Hotel to restrict discounted rates and achieve a higher average rate. REVPAR at the Orlando Hotel increased 8% over 1994 to $104 due to a 4% improvement in the average room rate to $132 combined with a 2.7 percentage point increase in average occupancy to 79%; as a result, room sales at the Orlando Hotel increased $4.2 million, or 7.8%, over 1994. Food and beverage sales increased $5.4 million, or 13.4%, over 1994 as a direct result of increased catering volume associated with a 23% increase in corporate group business. In 1996, the Orlando Hotel expects group demand to remain strong and plans to capitalize on existing opportunities for increased transient business during the summer months. As a result, 1996 hotel revenues are expected to increase by approximately 4% over 1995.

     Direct hotel operating costs and expenses increased $4.8 million, or 7.8%, over 1994 primarily due to an increase in certain variable costs related to the increase in room sales. However, as a percentage of total sales, these direct hotel operating costs and expenses decreased to 58.7% in 1995 as compared to 60.2% in 1994.

     Rental Income. Rental income from the Harbor Beach Hotel increased by approximately $2.5 million, or 14.3%, when compared to 1994 primarily due to strong group demand and a rebound in international business from Europe and South America. In 1994, business was negatively impacted by highly publicized crime incidents in the South Florida region, as well as a reduction in the number of rooms available for sale during the rooms refurbishment. REVPAR increased 14% over 1994 to $125 due to a 2% increase in average room rate to $157 combined with an 8.3 percentage point increase in average occupancy to 80%, which translated into a rooms profit improvement of 15%. Average occupancy improved as a result of an increase in both group and transient business of 15% and 8%, respectively. Increased catering volume associated with the growth in group business resulted in a $2.3 million, or 13.7%, increase in food and beverage sales and a $1.2 million, or 19.2%, increase in food and beverage profit when compared to 1994. For 1996, rental income is currently expected to increase by approximately 8%, as advance group bookings have increased from 1995 levels, and the Harbor Beach Hotel expects continued growth in demand in the international market.

     Interest and other revenues. Interest and other revenues decreased by $0.6 million in 1995, or 47.2%, when compared to 1994. In 1994, the Partnership recognized a $0.9 million gain on the sale of approximately two acres of land adjacent to the Orlando Hotel. Interest income increased by approximately $0.3 million over 1994 to $0.6 million, primarily due to interest earned on cash that was held in reserve during 1995 in anticipation of the refinancing of the Orlando Mortgage Debt.

     Indirect hotel operating costs and expenses. Indirect hotel operating costs and expenses increased by $1.1 million, or 3.9%, from $29.8 million in 1994 to $30.9 million in 1995. The principal components of this category are discussed below:

     Depreciation and amortization.  Depreciation and amortization decreased by
     ------------------------------
$0.6 million, or 4.8%, when compared to 1994 due to a portion of the Hotels' furniture and equipment becoming fully depreciated in 1994.

     Incentive management fees.  In accordance with the Orlando Hotel Management
     --------------------------
Agreement, incentive management fees increased by $1.0 million, or 16.0%, over 1994 as a result of improved operating results at the Orlando Hotel. Cash flow from the operations of the Orlando Hotel was sufficient to pay all incentive management fees earned by the Manager in 1995 and 1994.

     Base management fees.  In accordance with the Orlando Hotel Management
     ---------------------
Agreement, base management fees increased 10.5%, from $3.1 million in 1994 to $3.4 million in 1995, due to improved total sales at the Orlando Hotel.

     Ground rent, insurance and other.  Ground rent, insurance and other
     ---------------------------------
increased $0.6 million, or 11.1%, when compared to 1994. Pursuant to the Harbor Beach Hotel ground lease, ground rent expense increased $0.1 million, or 8.3%, over 1994. Repairs and maintenance expense related to the Harbor Beach Hotel increased $0.2 million, or 10.8%, over 1994. Partnership administrative expenses increased $0.1 million, or 39.9%, over 1994 primarily due to the payment of a $0.1 million agency fee related to the modification and extension of the Orlando Hotel Mortgage Debt.

     Interest expense. Interest expense decreased 1.2% from $22.1 million in 1994 to $21.9 million in 1995 primarily due to principal payments on the Orlando Hotel Mortgage Debt and the Harbor Beach Mortgage Debt. This was offset slightly by an increase in the interest rate on the Orlando Mortgage Debt from 6.7% to 8.4% in connection with the 1995 loan modification and extension.

     Minority interest in income. Based on its 50.5% ownership interest, the Partnership controls the Harbor Beach Partnership and as a result, the accounts of the Harbor Beach Partnership are consolidated in the consolidated financial statements of the Partnership. Minority interest in income represents the net income from the Harbor Beach Partnership allocable to the co-General Partner. Minority interest in income increased from $0.5 million in 1994 to $1.7 million in 1995 primarily due to the increase in rental income from the Harbor Beach Hotel, as discussed above.

     Net income. Net income for 1995 increased $5.8 million, or 79.9%, over 1994 primarily due to higher hotel revenues and rental income, offset slightly by increased incentive and base management fees and an increase in minority interest in income.

1994 Compared to 1993

     Hotel Revenues. Hotel revenues decreased by $2.3 million, or 5.4%, primarily due to the inclusion in 1993 of hotel revenues of $5.0 million from the Warner Center Hotel through the Foreclosure Date. Hotel revenues from the Orlando Hotel increased $2.7 million, or 6.9%, due to strong group demand in the Orlando market, combined with successful cost containment strategies implemented by the Manager at the beginning of 1994. REVPAR at the Orlando Hotel for 1994 increased 4% over 1993 due to a 3% increase in average room rate to $127 and a
1.0 percentage point increase in average occupancy. As a result, rooms sales at the Orlando Hotel increased $2.1 million, or 4.1%, and rooms profit increased $1.3 million, or 3.3%, when compared to 1994. The growth in average room rate and average occupancy were partially offset by a slight decrease in the rooms profit margin as a result of increased reservation costs associated with higher group travel agent commissions. Food and beverage sales grew $1.2 million, or 3.2%, over 1994 due to increased banquet volume associated with the increased group business.

     Rental income. Rental income from the Harbor Beach Hotel decreased $0.5 million, or 2.9%, from 1993 as business was negatively impacted by highly publicized crime incidents in South Florida, as well as continued growth in the cruise line and casino industries. REVPAR decreased 2% when compared to 1993 due to a 3.2 percentage point decrease in average occupancy to 71%, which was offset slightly by a 2% increase in average room rate to $153. The reduction in rooms available for sale during the 1994 rooms refurbishment project resulted in a significant decrease in group business when compared to 1993;

however, the reduced supply of rooms allowed hotel management to restrict discounted rates and achieve a higher average room rate for 1994.

     Interest and other revenues. Interest and other revenues increased $0.4 million, or 49.9%, when compared to 1993. In 1994, the Partnership recognized a $951,000 gain on the sale of approximately two acres of land adjacent to the Orlando Hotel. In 1993, the Harbor Beach Partnership recorded income of $0.5 million which was received from the lessor under the Harbor Beach ground lease in connection with a sale of the lease.

     Indirect hotel operating costs and expenses. Indirect hotel operating costs and expenses decreased by $8.2 million, or 21.6%, from $38.0 million in 1993 to $29.8 million in 1994, primarily due to the foreclosure of the Warner Center Hotel in 1993. The principal components of this category are discussed below:

     Depreciation and amortization.  Depreciation and amortization decreased
     ------------------------------
$2.3 million, or 15.6%, due to the foreclosure of the Warner Center Hotel, as well as a portion of the Hotels' furniture and equipment becoming fully depreciated in 1993.

     Incentive management fees.  In accordance with the Orlando Hotel and Warner
     --------------------------
Center Hotel Management Agreements, incentive management fees increased by $0.3 million, or 4.4%, over 1993 due to improved operating results at the Orlando Hotel, offset by 1993 incentive management fees of $0.4 million related to the Warner Center Hotel. Incentive management fees earned by the Manager related to the Orlando Hotel increased 11.1%, from $5.5 million in 1993 to $6.1 million in 1994.

     Base management fees.  Base management fees decreased $0.5 million, or
     ---------------------
12.7%, from 1993 primarily due to the foreclosure of the Warner Center Hotel. Base management fees of $0.6 million related to the Warner Center Hotel were earned in 1993. Base management fees earned by the Manager related to the Orlando Hotel increased $0.1 million, or 3.3%, over 1993 due to improved total sales at the Orlando Hotel.

     Property Taxes.  Property taxes decreased $0.7 million, or 17.3%, from 1993
     ---------------
due to the foreclosure of the Warner Center Hotel.

     Ground rent, insurance and other.  Ground rent, insurance and other
     ---------------------------------
decreased $5.1 million, or 50.0%, when compared to 1993. Ground rent decreased $0.5 million, or 26.3%, due to the foreclosure of the Warner Center Hotel. The Partnership recorded a $3.4 million loss in 1993 in connection with the abandonment of a sewage treatment plant at the Orlando Hotel. In addition, the Harbor Beach Partnership incurred expenses of approximately $0.3 million in 1993 related to hurricane damage at the Harbor Beach Hotel which were not reimbursed under the Harbor Beach Hotel's insurance policies.

     Interest Expense. Interest expense decreased $6.7 million, or 23.1%, primarily due to the foreclosure of the Warner Center Hotel; interest expense for 1993 included $5.7 million related to the Warner Center Partnership. In addition, significant principal amortization on the Orlando Hotel Mortgage Debt and the Harbor Beach Mortgage Debt, combined with a reduction in the interest rate on the Harbor Beach Mortgage Debt from 9.375% to 9.125% during 1993 contributed to the decrease.

     Write-down of Warner Center Hotel to estimated fair market value. The Warner Center Partnership was required by generally accepted accounting principles to write down the value of the Warner Center Hotel's assets ($44.7 million) to their estimated fair market value as of the Foreclosure Date ($24.7 million). This resulted in a loss to the Warner Center Partnership of $20.0 million in 1993.

     Minority interest in income. Based on its 50.5% ownership interest, the Partnership controls the Harbor Beach Partnership and as a result, the accounts of the Harbor Beach Partnership are consolidated in the consolidated financial statements of the Partnership. Minority interest in income related to the Harbor Beach Partnership decreased from $0.7 million in 1993 to $0.5 million in 1994 primarily due to decreased rental income, as discussed above, and income recorded in 1993 related to the sale of the Harbor Beach ground lease. These were offset by decreased interest expense on the Harbor Beach Mortgage Debt.
The Partnership also accounted for its investment in the Warner Center Partnership using the equity method. Minority interest in income related to the Warner Center Partnership was $0.3 million in 1993.

     Extraordinary item. In 1993, the Partnership recognized a $40.4 million extraordinary gain related to the dissolution of the Warner Center Partnership which consisted of two portions: 1) a gain of $27.0 million on the foreclosure of the Warner Center Hotel, which represented the difference between the Warner Center Hotel Mortgage Debt balance of $51.7 million extinguished as a result of the foreclosure and the estimated fair market value of the Warner Center Hotel as of the Foreclosure Date of $24.7 million, (see Write-down of Warner Center Hotel to estimated fair market value described above), and 2) a gain of $13.4 million resulting from debt extinguished due to the dissolution.

     Net income. Net income for 1994 decreased $7.4 million, or 50.4%, when compared to 1993 due primarily to the foreclosure of the Warner Center Hotel, decreased rental income and a loss recorded in 1993 from the abandonment of fixed assets, offset by increased hotel revenues at the Orlando Hotel and decreased interest expense.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Principal Sources and Uses of Cash

     The Partnership's principal source of cash is from operations. Its principal uses of cash are to fund the property improvement funds of the Hotels, to pay required principal amortization of the mortgage debt and other debt incurred to fund costs of capital improvements at the Hotels, financing costs and cash distributions to the partners. Total consolidated cash provided by operations was $8.9 million, $20.9 million and $25.8 million for the years ended December 31, 1993, 1994 and 1995, respectively. Cash contributed to the property improvement funds of the Hotels, were $6.7 million, $6.0 million and $7.8 million for the years ended 1993, 1994 and 1995, respectively. Principal repayments made on the mortgage debt of the Hotels totaled $23.2 million, $9.8 million and $9.0 million for the years ended December 31, 1993, 1994 and 1995, respectively. Financing costs related to the mortgage debt of the Partnership Hotels totaled $3.9 million, $0.3 million and $2.3 million for the years ended December 31, 1993, 1994 and 1995, respectively. Cash distributed to the partners was $2.1 million in 1995, and there were no distributions paid to the partners in 1994 and 1993. Cash distributions paid to minority interest were $2.0 million, $0.5 million and $1.5 million for the years ended December 31, 1993, 1994 and 1995, respectively. Cash contributions from minority interest to the Harbor Beach Partnership were $0.5 million in 1993 and $39,000 in 1994.

     Principal repayments to Host Marriott related to the Orlando ballroom loan and the Orlando Hotel rooms renovation loan totaled $1.4 million, $4.5 million and $2.7 million for the years ended December 31, 1993, 1994 and 1995, respectively. Principal repayments to Marriott International Capital Corporation ("MICC"), a wholly-owned subsidiary of MII, related to a rooms renovation loan at the Harbor Beach Hotel totaled $0.5 million in 1995. MICC advanced $2.8 million to the Harbor Beach Partnership during 1994.

     On April 28, 1993, the lessor on the Harbor Beach Hotel ground lease sold its rights under the lease to an unrelated party. A provision under the sale of the lease provided for the early refund to the Harbor Beach Partnership of the remaining $1.3 million balance of an initial $2.5 million security deposit paid to the lessor and a $0.5 million payment to facilitate the modification of the lease. The lease modification payment was deposited into an escrow account with the Harbor Beach Mortgage Debt lender and was used to fund costs of the 1994 refinancing of the Harbor Beach Mortgage Debt.

     The General Partner believes that cash from operations will provide adequate funds for the operational needs of the Partnership and the Harbor Beach Partnership for the foreseeable future. The interest rates on the Orlando Hotel Mortgage Debt and the Harbor Beach Mortgage Debt are fixed at 8.44% and 9.13%, respectively. Both loans mature in the year 2000, at which time the loan-to-value ratios and debt service coverages of the Hotels are expected to enhance the Partnership's and the Harbor Beach Partnership's ability to secure replacement financing.

Property Improvement Funds

     The Orlando Hotel Management Agreement and the Harbor Beach Hotel Operating Lease provide for the establishment of a property improvement fund for each Hotel. Pursuant to these agreements, contributions to the funds are equal to a percentage of total sales of each Hotel and are used to provide for the funding of routine capital expenditures and the replacement of furniture, fixtures and equipment. Upon maturity of the Orlando Hotel Mortgage Debt on June 16, 1995, contributions to the Orlando Hotel fund increased to 5% of total sales. Total contributions to the Orlando Hotel fund were $4.0 million, $4.1 million and $5.1 million for 1993, 1994 and 1995, respectively. Total capital expenditures at the Orlando Hotel were $2.8 million, $2.1 million and $4.8 million for 1993, 1994 and 1995, respectively. In addition, principal and interest paid to Host Marriott on the Orlando rooms renovation loan totaled $1.5 million in 1993 and $0.4 million in 1994. The balance of the Orlando Hotel fund was $2.8 million as of December 31, 1995.

     Contributions to the Harbor Beach Hotel's property improvement fund for 1993 and 1994 were equal to 4% of total hotel sales and increased to 5% of total hotel sales in 1995. Total contributions to the Harbor Beach Hotel fund were $1.9 million, $1.9 million and $2.6 million for 1993, 1994 and 1995, respectively. Total capital expenditures at the Harbor Beach Hotel were $1.2 million, $4.7 million and $1.3 million for 1993, 1994 and 1995, respectively. The balance of the Harbor Beach Hotel fund was $1.5 million as of December 31, 1995.

     The Orlando Hotel is scheduled to undergo a two-phase rooms renovation project which will enhance the Orlando Hotel's ability to compete in the highly competitive and rapidly expanding Orlando market. Phase one of the project is scheduled to commence in the summer of 1996 and is expected to cost approximately $6.8 million. Projections indicate that the $6.4 million second phase, which is scheduled to commence in the summer of 1997, will require funding in excess of amounts available in the Orlando Hotel property improvement fund. The General Partner is anticipating that financing of approximately $2.0 million will be provided by the Manager. It is expected that the loan would accrue interest at market rates, and repayments would be made from future contributions to the Orlando Hotel property improvement fund. The anticipated shortfall is due to several reasons: 1) pursuant to the terms of the 1993 refinancing of the Orlando Hotel Mortgage Debt, the contribution to the Orlando Hotel property improvement fund was reduced from 5% of total sales to 4% of total sales; 2) the Partnership utilized approximately $3.0 million from the property improvement fund for capital expenditures that were to have been funded by Partnership funds exclusive of the property improvement fund; 3) payments of principal and interest on the Orlando rooms renovation loan from Host Marriott, which was incurred in 1990, were funded by a portion of the contributions to the property improvement fund; and 4) the nature of the business of the Orlando Hotel, which generally produces more wear and tear on the furniture, carpeting and other fixtures of the Orlando Hotel and increases the amount of cash necessary to ensure that the physical condition and product quality of Orlando Hotel is maintained. The General Partner expects that contributions to the Orlando Hotel property improvement fund will be sufficient to repay the anticipated advance from MII and will provide a sufficient reserve for the future capital repair and replacement needs of the Orlando Hotel.

     During the fourth quarter of 1994, the Harbor Beach Hotel completed a $4.4 million guest rooms and suites renovation. Financing for the project was provided from the Harbor Beach Hotel's property improvement fund and a $2.8 million unsecured loan from MICC. The loan carries a fixed rate of interest of 8% and is scheduled to mature on December 31, 1999. Payment of principal and interest based upon a five-year amortization period commenced in January 1995. Under the terms of the loan, the debt service payments are included as a deduction in determining the fees paid to the Operating Tenant. As of December 31, 1995, the outstanding principal balance was $2.4 million. The General Partner expects that contributions to the Harbor Beach Hotel property improvement fund will be a sufficient reserve for the future capital repair and replacement needs of the Harbor Beach Hotel.

Orlando Mortgage Debt

     The original Orlando Hotel loan agreement provided for a principal loan of $165.0 million to fund construction of the Orlando Hotel plus an accrual loan of $20.0 million to fund certain interest payments in excess of minimum requirements. On June 16, 1987, the Partnership borrowed $175.0 million under a $195.0 million Term and Revolving Credit Agreement (the "Orlando Mortgage Debt") with the Sanwa Bank Limited. The Revolving Credit Agreement provided for some interest payments to be funded from a $20.0 million revolving credit facility. The proceeds of this borrowing were used to purchase the original Orlando Hotel loan, repay advances from Host Marriott, pay transaction costs and provide $4.9 million in cash distributions to the partners.

     The Orlando Mortgage Debt matured on June 16, 1992, with $199.0 million in principal and interest due at that time. Effective July 9, 1992, the Partnership and the lender signed a letter of intent for the refinancing of the Orlando Mortgage Debt. On January 12, 1993, the Partnership completed a refinancing of the Orlando Mortgage Debt. The refinanced loan carried a fixed interest rate of 6.705% through maturity on June 16, 1995, and semi-annual principal amortization was required for the years 1993 through 1995, with $9.5 million, $8.5 million and $4.0 million due in each respective year. Host Marriott provided a $10.0 million guarantee (the "Host Marriott Guarantee") of principal and interest payments; advances under the guarantee accrued interest at the Morgan Guaranty Trust Company prime rate.

     The Partnership paid $29.3 million to the lender at closing, which was applied $12.0 million to the outstanding principal balance, $13.5 million to interest due through January 12, 1993, and $3.8 million to financing costs. These payments were funded through cash reserved from 1992 and 1991 operations, $3.2 million advanced under the Host Marriott Guarantee and $8.1 million advanced under the $13.2 million Orlando Ballroom Loan from Host Marriott. The advance under the Host Marriott Guarantee was repaid in 1993 from operating cash flow available after payments on the Orlando Mortgage Debt. In addition, contributions to the Orlando Hotel's property improvement fund were reduced from 5% to 4% of total sales through June 16, 1995.

     As a result of strong operating results at the Orlando Hotel, cash flow from operations was sufficient to enable the Partnership to meet the debt service requirements of the Orlando Mortgage Debt through maturity in June 1995. Interest expense on the Orlando Mortgage Debt was $11.4 million and $12.0 million for the years ended December 31, 1994 and 1993, respectively. No additional advances were required under the Host Marriott Guarantee. In addition, on June 8, 1994, the Partnership sold approximately two acres of land adjacent to the Orlando Hotel to Marriott Ownership Resorts, Inc., an affiliate of Marriott International, Inc. ("MII"), for use in the expansion of its existing time share complex. Proceeds from the transaction, net of selling costs, totaled $1.1 million and were used to repay principal on the Orlando Mortgage Debt. The transaction resulted in recognition of a $0.9 million gain on sale for the year ended December 31, 1994. As of December 31, 1994, $161.0 million was outstanding under the Orlando Mortgage Debt.

     The Orlando Mortgage Debt matured on June 16, 1995. Upon maturity of the debt, the lender granted the Partnership a forbearance on the loan under which, for the period June 16, 1995 through October 31, 1995, the Partnership paid interest monthly in arrears at a floating rate equal to the applicable Federal Funds rate plus 225 basis points. On October 31, 1995, the Partnership successfully completed a modification and extension of the Orlando Mortgage Debt. The mortgage debt carries a fixed interest rate of 8.44%. Under the modified debt, continued semi-annual amortization of principal is required. The loan matures on June 16, 2000 with unamortized principal of $127.0 million due at that time. In addition, no debt service guarantee was required to be provided. The costs associated with the modification and extension totaled approximately $2.3 million and there were no excess proceeds from the transaction available for distribution. The outstanding Orlando Mortgage Debt principal balance as of December 31, 1995, was $153.0 million.

Harbor Beach Mortgage Debt

     The original $92.0 million Harbor Beach Mortgage Debt from Aetna Life Insurance Company bore interest at a fixed rate of 9.375% and required interest only payments through July 1988 and monthly payments of principal and interest in the amount of $765,000 thereafter until maturity on July 1, 1993. The Harbor Beach Mortgage Debt matured with $89.2 million in principal and interest due at that time. The lender granted the Harbor Beach Partnership a forbearance of the loan for a fee of $165,000. Under the agreement, the Harbor Beach Partnership continued to pay the lender principal and interest at the contract rate of 9.375%. Interest expense for the year ended December 31, 1993, was $8.3 million.

     On March 29, 1994, the Harbor Beach Partnership completed a modification and extension of the Harbor Beach Mortgage Debt. The modified loan accrues interest at fixed rate of 9.125% and is payable monthly in arrears. Interest only was payable for the first twelve payments through and including April 1, 1995. The difference between the interest only payment and $772,600 (the "Payment Amount") was contributed to an escrow account (the "Capital Reserve Escrow") with the lender to fund capital improvements at the Harbor Beach Hotel. The Payment Amount represents the amount necessary to amortize the outstanding principal balance as of March 29, 1994, over a 22-year effective amortization period. The Harbor Beach Mortgage Debt matures on May 1, 2000 and is collateralized by all property and assets of the Harbor Beach Hotel. No debt service guarantee was provided. Interest expense was $8.0 million and $8.1 million for the years ended December 31, 1995 and 1994, respectively. The outstanding Harbor Beach Mortgage Debt principal balance as of December 31, 1995 and 1994, was $86.9 million and $87.9 million, respectively.

Warner Center Mortgage Debt

     The Warner Center Partnership entered into a loan agreement with Connecticut General Life Insurance Company to provide $47.0 million of non-recourse debt to fund construction of the Warner Center Hotel, which was converted to permanent financing on July 23, 1987 (the "Warner Center Mortgage Debt"). The Warner Center Mortgage Debt carried a fixed interest rate of 10.47% and required no amortization of principal until maturity on July 23, 1997. The loan was secured by the Warner Center

Hotel and an assignment of the Warner Center Hotel's management agreement. As additional security, Host Marriott provided a $5.3 million guarantee of debt service payments. Payments under the guarantee constituted advances to the Warner Center Partnership and accrued interest at the Bankers Trust Company prime rate plus 1%.

     On February 28, 1991, Host Marriott's debt service guarantee expired. On March 1, 1991, the Warner Center Partnership defaulted on the Warner Center Mortgage Debt when it was unable to meet the required debt service payment with available cash flow. Operating cash flow generated from the Warner Center Hotel was paid to the lender on March 1, 1991 and April 1, 1991; however, this cash was insufficient to cover the debt service requirements. On September 10, 1991, the General Partner completed a restructuring of the loan for the period from February 1, 1991 through January 31, 1992, which temporarily took the loan out of default.

     On April 1, 1992, the Warner Center Partnership re-entered default on its Warner Center Mortgage Debt as the Warner Center Hotel was unable to generate sufficient cash flow to meet its debt service requirements. On September 25, 1992, the General Partner completed a second restructuring of the loan for the period March 1, 1992 through May 31, 1993. Pursuant to the terms of the second restructuring, the Warner Center Partnership continued to pay interest at 10.47% with interest shortfalls being funded through a $1.2 million debt service reserve established from the Warner Center Hotel's property improvement fund.
On September 25, 1992, the entire reserve balance was funded to the lender to pay past due interest.

     The Warner Center Partnership defaulted on its Warner Center Mortgage Debt on July 1, 1993, as cash flow from hotel operations was insufficient to pay debt service and Host Marriott's limited debt service guarantee was exhausted. On the Foreclosure Date, ownership of the Warner Center Hotel was transferred through foreclosure to the lender. Accounting for the foreclosure in accordance with generally accepted accounting principles required the write-down of the Warner Center Hotel's assets to their estimated fair market value at the time of the foreclosure. This resulted in the recognition of a loss of $20.0 million for the year ended December 31, 1993. Additionally, the Partnership was required to record an extraordinary gain of $40.4 million which consisted of two portions: 1) a gain of $27.0 million on the foreclosure, which represented the difference between the mortgage debt of $51.7 million extinguished as a result of the foreclosure and the estimated fair market value of the Warner Center Hotel as of the Foreclosure Date, and 2) a gain of $13.4 million resulting from the debt extinguished due to the dissolution of the Warner Center Partnership. Advances under the Host Marriott debt service guarantee which were forgiven totaled $5.4 million with related accrued interest of $2.0 million, and a note payable to Host Marriott which was forgiven totaled $187,000 with accrued interest of $10,000. Also, accrued base management fees due to MII which were forgiven amounted to $269,000 as of the Foreclosure Date.

     As a result of the foreclosure of the Warner Center Hotel, the Warner Center Partnership was dissolved. The foreclosure and subsequent dissolution will not have further adverse effect on the financial condition of the Partnership since this loan was non-recourse to the Partnership and the partners and this Hotel had not contributed to Partnership cash distributions.

Orlando Ballroom Loan

     During 1990, Host Marriott agreed to provide interim financing of up to $14.0 million to fund the construction of a new ballroom and exhibition hall at the Orlando Hotel. Construction was completed in February 1990. On December 31, 1990, the interim financing was converted to a permanent loan from Host Marriott with $13.2 million advanced, which accrued interest at the Bankers Trust Company prime rate. On June 16, 1992, in conjunction with the refinancing of the Orlando Mortgage Debt, the Orlando

Ballroom Loan was converted to a revolving line of credit with a floating interest rate equal to the Bankers Trust Company prime rate. During 1992, the Partnership repaid principal of $13.2 million on the Orlando Ballroom Loan and subsequently reborrowed $5.1 million to fund an escrow account for past due interest on the Orlando Mortgage Debt. On January 12, 1993, Host Marriott advanced $8.1 million to the Partnership in conjunction with the refinancing of the Orlando Mortgage Debt. The advance was applied to the Orlando Mortgage Debt principal and accrued interest at closing of the refinanced loan. Payment of principal and interest on the Orlando Ballroom Loan is subordinate to the payment of amounts due under the Orlando Mortgage Debt, repayment of any outstanding debt service guarantee advances and payment of the first 50% of incentive management fees to MII. As of December 31, 1995 and 1994, the outstanding principal balance was $6.4 million and $9.1 million, respectively. The weighted average interest rate was 8.8% for 1995, 7.1% for 1994 and 6.0% for 1993.

Orlando Rooms Renovation Loan

     The Partnership secured a loan from Host Marriott to fund up to $11.0 million for a rooms renovation project at the Orlando Hotel which began in August 1990 and was completed in April 1991. Advances under the loan accrued interest at the Bankers Trust Company prime rate, and payments of principal and interest were funded out of contributions to the property improvement fund. Total renovation costs of $10.2 million were funded through Host Marriott loan advances of $6.7 million and property improvement fund expenditures of $3.5 million. The outstanding principal balance was paid in full during 1994. The weighted average interest rate for the years ended December 31, 1994 and 1993 was 6.0%.

Inflation
---------

     For the three fiscal years ended December 31, 1995, the rate of inflation has been relatively low and, accordingly, has not had a significant impact on the Partnership's consolidated revenues and net income. The Manager and the Operating Tenant are generally able to pass through increased costs to customers through higher room rates. In 1995, the increase in average room rates at the Hotels exceeded those of direct competitors as well as the general level of inflation. As stated above, the Orlando Mortgage Debt and the Harbor Beach Mortgage Debt bear fixed interest rates, thereby eliminating exposure to the impact of future increases in interest rates.

Seasonality
-----------

     Demand, and thus occupancy and room rates, is affected by normally recurring seasonal patterns. Demand tends to be higher during the months of November through April than during the remainder of the year. This seasonality tends to affect the results of operations, increasing the revenue and rental income during these months. In addition, this seasonality may also increase the liquidity of the Partnership during these months.

New Statement of Financial Accounting Standards
-----------------------------------------------

     The Partnership is required to adopt Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" no later than its year ending December 31, 1996. The Partnership does not expect that the adoption of SFAS No. 121 will have a material effect on its financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Index                                                  Page
   -----                                                  ----

   Report of Independent Public Accountants..............  23

   Consolidated Statement of Operations..................  24

   Consolidated Balance Sheet............................  25

   Consolidated Statement of Cash Flows..................  26

   Statement of Changes in Partners' Capital (Deficit)...  28

   Notes to Consolidated Financial Statements............  29

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


--------------------------------------------------------------------------------
TO THE PARTNERS OF MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheet of Marriott Hotel Properties Limited Partnership (a Delaware limited partnership) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1995 and 1994 financial statements of Lauderdale Beach Association, which statements reflect total assets and total revenues of 25 percent and 29 percent in 1995, respectively, and 25 percent and 29 percent in 1994, respectively, of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for that entity, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Marriott Hotel Properties Limited Partnership and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP

Washington, D.C.
April 4, 1996

CONSOLIDATED STATEMENT OF OPERATIONS

Marriott Hotel Properties Limited Partnership and Subsidiaries
For the Years Ended December 31, 1995, 1994 and 1993
(in thousands, except per Unit amounts)
--------------------------------------------------------------------------------

                                                     1995      1994      1993
                                                   --------  --------  ---------
REVENUES
  Hotels (Note 3)................................  $47,251   $41,201   $ 43,550
  Rental income..................................   19,747    17,273     17,797
  Interest and other.............................      679     1,285        857
                                                   -------   -------   --------
                                                    67,677    59,759     62,204
                                                   -------   -------   --------

OPERATING COSTS AND EXPENSES
  Interest (including interest paid to related
   parties of $1.0 million, $1.0 million and
    $0.9 million in 1995, 1994 and 1993,
    respectively)................................   21,864    22,128     28,785
  Depreciation and amortization..................   11,739    12,327     14,601
  Incentive management fees (paid to related
   parties)......................................    7,047     6,073      5,819
  Base management fees (paid to related parties).    3,431     3,104      3,556
  Property taxes.................................    3,104     3,230      3,904
  Ground rent, insurance and other...............    5,624     5,063     10,129
  Write-down of Warner Center Hotel to estimated
   fair market value.............................       --        --     19,982
                                                   -------   -------   --------

                                                    52,809    51,925     86,776
                                                   -------   -------   --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM
  AND MINORITY INTEREST..........................   14,868     7,834    (24,572)

EXTRAORDINARY ITEM
  Gain on debt extinguishment resulting from
  Warner Center Hotel foreclosure................       --        --     40,356
                                                   -------   -------   --------

INCOME BEFORE MINORITY INTEREST..................   14,868     7,834     15,784

MINORITY INTEREST IN INCOME......................   (1,718)     (523)    (1,036)
                                                   -------   -------   --------

NET INCOME.......................................  $13,150   $ 7,311   $ 14,748
                                                   =======   =======   ========

ALLOCATION OF NET INCOME
  General Partner................................  $   132   $    73   $    148
  Limited Partners...............................   13,018     7,238     14,600
                                                   -------   -------   --------

                                                   $13,150   $ 7,311   $ 14,748
                                                   =======   =======   ========

NET INCOME PER LIMITED PARTNER UNIT (1,000 Units)  $13,018   $ 7,238   $ 14,600
                                                   =======   =======   ========

   The accompanying notes are an integral part of these financial statements.

CONSOLDIATED BALANCE SHEET


Marriott Hotel Properties Limited Partnership and Subsidiaries
December 31, 1995 and 1994
(in thousands)
--------------------------------------------------------------------------------


                                                             1995       1994
                                                           --------   --------
ASSETS
 Property and equipment, net.............................  $222,458   $228,122
 Minority interest.......................................    11,185     11,418
 Due from Marriott International, Inc. and its affiliates     7,136      6,895
 Property improvement funds..............................     4,363      2,615
 Deferred financing costs, net of accumulated
  amortization...........................................     2,266      1,053
 Prepaid land rent and other receivables.................       259        263
 Restricted cash.........................................        --        949
 Cash and cash equivalents...............................     3,550      2,743
                                                           --------   --------

                                                           $251,217   $254,058
                                                           ========   ========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
 Mortgage debt...........................................  $239,860   $248,830
 Note payable and amounts due to Host Marriott
  Corporation............................................     6,484      9,149
 Note payable and amounts due to Marriott International,
  Inc....................................................     6,052      8,628
 Accounts payable and accrued interest...................     1,087        762
                                                           --------   --------

  Total Liabilities......................................   253,483    267,369
                                                           --------   --------

 PARTNERS' CAPITAL (DEFICIT)
  General Partner
   Capital contribution..................................     1,010      1,010
   Capital distributions.................................      (462)      (441)
   Cumulative net losses.................................      (461)      (593)
                                                           --------   --------

                                                                 87        (24)
                                                           --------   --------
  Limited Partners
Capital contributions, net of offering costs of $10,978..    89,022     89,022
Investor notes receivable................................       (47)       (47)
Capital distributions....................................   (45,654)   (43,570)
Cumulative net losses....................................   (45,674)   (58,692)
                                                           --------   --------

                                                             (2,353)   (13,287)
                                                           --------   --------

Total Partners' Deficit..................................    (2,266)   (13,311)
                                                           --------   --------

                                                           $251,217   $254,058
                                                           ========   ========

  The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS


Marriott Hotel Properties Limited Partnership and Subsidiaries
For the Years Ended December 31, 1995, 1994 and 1993
(in thousands)
--------------------------------------------------------------------------------

                                                     1995       1994       1993
                                                   --------   --------   --------
OPERATING ACTIVITIES
 Net income......................................  $ 13,150   $  7,311   $ 14,748
 Extraordinary item..............................        --         --     40,356
                                                   --------   --------   --------
 Income (loss) before extraordinary item.........    13,150      7,311    (25,608)
 Noncash items:
  Depreciation and amortization..................    11,739     12,327     14,601
  Minority interest in income....................     1,718        523      1,036
  Amortization of deferred financing costs as
   interest......................................     1,041      1,659      2,435
  Loss (gain) on disposal of property and
   equipment.....................................        48       (948)     3,303
  Deferred portion of base and incentive
   management fees...............................        --      1,608      2,023
  Interest roll-up on note payable to Marriott
   International, Inc............................        --         64         --
  Write down of Warner Center Hotel to estimated
   fair market value.............................        --         --     19,982
  Interest on debt service guarantee advances....        --         --        330
 Changes in operating accounts:
  Payment of deferred incentive management fees..    (1,972)        --         --
  Due to/from Marriott International, Inc........      (360)      (931)     1,075
  Accounts payable and accrued interest..........       325       (703)    (9,827)
  Due to Host Marriott Corporation...............        62         (3)      (171)
  Prepaid land rent and other receivables........         4        (23)      (322)
                                                   --------   --------   --------

      Cash provided by operations................    25,755     20,884      8,857
                                                   --------   --------   --------

INVESTING ACTIVITIES
 Additions to property and equipment.............    (6,123)    (6,822)    (4,665)
 Changes in property improvement funds...........    (1,748)    (1,579)       241
 Withdrawal from (deposits to) capital reserve
  escrow.........................................       949       (949)        --
 Proceeds from sale of land......................        --      1,109         --
 Return of security deposit......................        --         --      1,250
                                                   --------   --------   --------

      Cash used in investing activities..........    (6,922)    (8,241)    (3,174)
                                                   --------   --------   --------

FINANCING ACTIVITIES
 Repayments of mortgage debt and capital lease
  obligations....................................    (8,970)    (9,842)   (23,289)
 Repayments to Host Marriott Corporation.........    (2,727)    (4,489)    (1,415)
 Financing costs.................................    (2,254)      (309)    (3,940)
 Capital distributions to partners...............    (2,105)        --         --
 Capital distributions to minority interest......    (1,485)      (495)    (2,003)
 (Repayments of) proceeds from note payable to
  Marriott International, Inc....................      (485)     2,800         --
 Proceeds from loan escrow account...............        --        340      7,899
 Capital contributions from minority interest....        --         39        456
 Proceeds from line of credit from Host Marriott
  Corporation....................................        --         --      8,067
                                                   --------   --------   --------

      Cash used in financing activities..........   (18,026)   (11,956)   (14,225)
                                                   --------   --------   --------

--------------------------------------------------------------------------------
                                                      1995     1994      1993
                                                     -------  -------  --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...  $   807  $   687  $(8,542)

CASH AND CASH EQUIVALENTS at beginning of year.....    2,743    2,056   10,598
                                                     -------  -------  -------

CASH AND CASH EQUIVALENTS at end of year...........  $ 3,550  $ 2,743  $ 2,056
                                                     =======  =======  =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for mortgage and other interest.........  $20,893  $21,122  $35,665
                                                     =======  =======  =======

   The accompanying notes are an integral part of these financial statements.

STATEMENT OF CHANGES IN
PARTNERS' CAPITAL (DEFICIT)

Marriott Hotel Properties Limited Partnership and Subsidiaries
For the Years Ended December 31, 1995, 1994 and 1993
(in thousands)


                                                  General    Limited
                                                  Partner    Partner    Total
                                                 ---------  ---------  --------
Balance, December 31, 1992.....................    $(245)  $(35,125)  $(35,370)

 Net income....................................      148     14,600     14,748
                                                   -----   --------   --------

Balance, December 31, 1993.....................      (97)   (20,525)   (20,622)

 Net income....................................       73      7,238      7,311
                                                   -----   --------   --------

Balance, December 31, 1994.....................      (24)   (13,287)   (13,311)

 Net income....................................      132     13,018     13,150

 Capital distributions.........................      (21)    (2,084)    (2,105)
                                                   -----   --------   --------

Balance, December 31, 1995.....................    $  87   $ (2,353)  $ (2,266)
                                                   =====   ========   ========

   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marriott Hotel Properties Limited Partnership and Subsidiaries
December 31, 1995 and 1994
--------------------------------------------------------------------------------

NOTE 1.  THE PARTNERSHIP

Description of the Partnership

Marriott Hotel Properties Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on August 22, 1984, to acquire, construct, own and operate the 1,503-room Marriott Orlando World Center Hotel (the "Orlando Hotel"). On October 8, 1993, Marriott Corporation's operations were divided into two separate companies: Host Marriott Corporation and Marriott International, Inc. ("MII"). On December 29, 1995, Host Marriott Corporation's operations were divided into two separate companies: Host Marriott Corporation ("Host Marriott") and Host Marriott Services Corporation. The Orlando Hotel is managed as part of the Marriott Hotels, Resorts and Suites full-service hotel system by MII (the "Manager").

Between November 1, 1985 and November 27, 1985 (the "Closing Date"), 1,000 limited partnership interests (the "Units"), representing a 99% interest in the Partnership, were sold in a private placement. The General Partner is Hotel Properties Management, Inc. (the "General Partner"), a Delaware corporation and a wholly-owned subsidiary of Host Marriott, with a 1% general partnership interest. On the Closing Date, the Partnership purchased from affiliates of Host Marriott (i) a 99% limited partnership interest in the Warner Center Marriott Hotel Limited Partnership (the "Warner Center Partnership"), which owned the 473-room Warner Center Marriott Hotel (the "Warner Center Hotel") in Los Angeles, California and (ii) a 49% general partnership interest in, and a loan receivable of $3,680,000 from, Lauderdale Beach Association (the "Harbor Beach Partnership"), a general partnership that owns Marriott's 624-room Harbor Beach Resort (the "Harbor Beach Hotel") in Ft. Lauderdale, Florida. As a result of certain transactions, the Partnership now owns a 50.5% interest in the Harbor Beach Partnership. The limited partners paid $10,000,000 in cash on the Closing Date ($10,000 per Unit) and received investor notes aggregating $65,600,000 due in five annual installments through May 15, 1990.

The Harbor Beach Hotel is leased to Marriott Hotel Services, Inc. (the "Operating Tenant"), a wholly-owned subsidiary of MII, and is operated as part of the Marriott Hotels, Resorts and Suites full-service hotel system.

The Warner Center Partnership defaulted on its first mortgage on July 1, 1993 (see Note 6). On July 16, 1993, the Lender officially recorded the default with the State of California and commenced foreclosure proceedings. The transfer of ownership of the Warner Center Hotel to the Lender occurred on November 17, 1993 (the "Foreclosure Date"). The foreclosure was followed by the dissolution of the Warner Center Partnership. The foreclosure did not have further adverse effect on the financial condition of the Partnership since the Warner Center Partnership loan was non-recourse to the Partnership and the partners.

Partnership Allocations and Distributions

The Partnership generally allocates net profits and losses, cash available for distribution and tax credits as follows: (i) first, 1% to the General Partner and 99% to the limited partners until cumulative distributions of sale and refinancing proceeds ("Capital Receipts") equal to 50% of capital contributions have been distributed; (ii) next, 15% to the General Partner and 85% to the limited partners until cumulative distributions of Capital Receipts equal to all capital contributions have been distributed; and (iii) thereafter, 30% to the General Partner and 70% to the limited partners.

Capital Receipts not retained by the Partnership will generally be distributed
(i) first, 1% to the General Partner and 99% to the limited partners until the General Partner and the limited partners (collectively the "Partners") have received cumulative distributions of Capital Receipts equal to their capital contributions; and (ii) thereafter, 30% to the General Partner and 70% to the limited partners.

--------------------------------------------------------------------------------
Gains are generally allocated (i) first, to Partners with negative capital accounts, (ii) next, in amounts necessary to bring each Partner's capital account balance equal to their invested capital, defined as the excess of paid-in capital contributions over cumulative distributions of Capital Receipts, and
(iii) thereafter, 30% to the General Partner and 70% to the limited partners.

Upon the sale of substantially all of the assets, gains and sales proceeds will be distributed based on a specific allocation, as stated in the partnership agreement, in order to provide the limited partners (if proceeds are sufficient) a 15% cumulative return, as defined, to the extent not previously received from cash distributions.

For financial reporting purposes, net losses of the Partnership are allocated 1% to the General Partner and 99% to the limited partners.

The Harbor Beach Partnership generally allocates profits and losses, cash distributions, gains and losses, and Capital Receipts in the ratio of ownership interests.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Partnership's records are maintained on the accrual basis of accounting and its fiscal year coincides with the calendar year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Working Capital and Supplies

Pursuant to the terms of the management agreement discussed in Note 8, the Partnership is required to provide the Manager with working capital and supplies to meet the operating needs of the Orlando Hotel. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon the termination of the management agreement, the Manager is required to convert working capital and supplies into cash and return it to the Partnership. As a result of these conditions, the individual components of working capital and supplies controlled by the Manager are not reflected in the accompanying consolidated balance sheet.

--------------------------------------------------------------------------------
Revenues and Expenses

Hotel Revenues represents house profit from the Orlando Hotel (and also for the Warner Center Hotel for 1993) since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Hotels to the Manager. House profit reflects hotel operating results which flow to the Partnership as property owner and represents gross hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs, which are disclosed separately in the Consolidated Statement of Operations.

Principles of Consolidation

The consolidated financial statements for the year ended December 31, 1995 and 1994, include the accounts of the Partnership and the Harbor Beach Partnership (collectively the "Partnerships"). The accompanying financial statements for the year ended December 31, 1993, also include the accounts of the Warner Center Partnership. The accounts of the Warner Center Partnership for 1993 reflect operations for the period from January 1, 1993, through the Foreclosure Date. The 49.5% general partnership interest in the Harbor Beach Partnership owned by an unrelated party is reported as minority interest. The Partnership has recorded the minority shareholder's allocable share of losses on the accompanying consolidated balance sheet as minority interest because all individual partners with deficit capital accounts must fund the amount of that deficit upon dissolution or liquidation of the Harbor Beach Partnership. The Partnership periodically assesses the minority interest asset based on the underlying operations of the Harbor Beach Partnership. All significant intercompany balances and transactions have been eliminated.

Property and Equipment

Property and equipment is recorded at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives of the assets, less a 10% estimated residual value on the original building cost and land improvements related to the Orlando Hotel:

                  Land improvements          40 to 50 years
                  Building and improvements  40 to 50 years
                  Leasehold improvements           40 years
                  Furniture and equipment     3 to 10 years

All property and equipment is pledged as security for the mortgage debt described in Note 6.

On June 8, 1994, the Partnership sold approximately two acres of land adjacent to the Orlando Hotel to Marriott Ownership Resorts, Inc. ("MORI"), an affiliate of MII. Proceeds from the transaction, net of selling costs, totaled $1.1 million and were used to pay down principal on the Orlando Mortgage Debt (see
Note 6). This transaction resulted in recognition of $951,000 of gain which is included in Interest and Other Revenues on the Consolidated Statement of Operations for the year ended December 31, 1994.

On the Foreclosure Date, ownership of the Warner Center Hotel was transferred through foreclosure to the Lender (see Note 6).

--------------------------------------------------------------------------------
Deferred Financing Costs

Deferred financing costs represent the costs incurred in connection with obtaining the mortgage debt (see Note 6) and are amortized over the term thereof. The Orlando Mortgage Debt, which is described in Note 6, was refinanced on October 31, 1995. Deferred financing costs associated with the refinancing of the Orlando Mortgage Debt totaled $2,276,000. Deferred financing costs associated with the restructuring of the Harbor Beach Mortgage Debt (see
Note 6) amounted to $350,000. Accumulated amortization of deferred financing costs were $360,000 and $3,285,000 at December 31, 1995 and 1994, respectively.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Income Taxes

Provision for Federal and state income taxes has not been made in the accompanying financial statements since the Partnership does not pay income taxes, but rather allocates its profits and losses to the individual partners. Significant differences exist between the net loss for financial reporting purposes and the net loss reported in the Partnership's tax return. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods, shorter depreciable lives of the assets, differences in the timing of the recognition of base and incentive management fee expense and the expensing of certain costs incurred during construction which have been capitalized in the accompanying financial statements. As a result of these differences, the excess of the tax basis in net Partnership liabilities over the net liabilities reported in the accompanying financial statements amounted to $93,026,000 and $85,993,000 as of December 31, 1995 and 1994, respectively.

New Statement of Financial Accounting Standards

The Partnership is required to adopt Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" no later than its year ending December 31, 1996. The Partnership does not expect that the adoption of SFAS No. 121 will have a material effect on its financial statements.

--------------------------------------------------------------------------------
NOTE 3.  HOTEL REVENUES

Hotel Revenues consist of Hotel operating results for the Orlando Hotel for the two years ended December 31, 1995, and for the Orlando and Warner Center Hotels for the year ended December 31, 1993 (Warner Center Hotel through the Foreclosure Date) (in thousands):

                                     1995      1994     1993
                                   --------  --------  -------
HOTEL SALES
 Rooms...........................  $ 56,881  $ 52,731  $60,469
 Food and beverage...............    45,708    40,290   46,070
 Other...........................    11,762    10,447   11,994
                                   --------  --------  -------
                                    114,351   103,468  118,533
                                   --------  --------  -------

HOTEL EXPENSES
 Departmental Direct Costs
  Rooms..........................    11,665    11,337   13,087
  Food and beverage..............    28,784    25,828   30,866
 Other hotel operating expenses..    26,651    25,102   31,030
                                   --------  --------  -------
                                     67,100    62,267   74,983
                                   --------  --------  -------

HOTEL REVENUES...................  $ 47,251  $ 41,201  $43,550
                                   ========  ========  =======



NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                      1995       1994
                                                   ----------  ---------

 Land and improvements...........................  $  30,893   $ 30,741
 Building and improvements.......................    150,861    150,012
 Leasehold improvements..........................     80,646     79,567
 Furniture and equipment.........................     62,811     62,898
                                                   ---------   --------
                                                     325,211    323,218
 Less accumulated depreciation and amortization..   (102,753)   (95,096)
                                                   ---------   --------

                                                    $222,458  $ 228,122
                                                   =========   ========


--------------------------------------------------------------------------------
NOTE 5.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts.


                             As of December 31, 1995   As of December 31, 1994
                             -----------------------   -----------------------
                                         Estimated                  Estimated
                             Carrying      Fair        Carrying       Fair
                              Amount       Value        Amount        Value
                             --------    ---------     --------     ---------
                                             (in thousands)

Mortgage debt                 $239,860     $248,287    $248,830      $248,830

Note payable due to Host
 Marriott Corporation         $  6,420     $  6,420    $  9,149      $  9,149

Incentive management fees
 payable to
   Marriott International,
    Inc.                      $  3,520     $  2,775    $  5,492      $  2,424

Note payable due to
 Marriott International,
 Inc.                         $  2,379     $  2,379    $  2,864      $  2,864


The estimated fair value of mortgage debt is based on the expected future debt service payments discounted at estimated market rates. Notes payable due to Host Marriott Corporation and Marriott International, Inc. and Incentive management fees payable to Marriott International, Inc. are valued based on the expected future payments from operating cash flow discounted at risk adjusted rates.


NOTE 6.  DEBT

The Partnerships have entered into various long-term loan agreements to provide non-recourse mortgage financing for the Hotels. Combined mortgage debt maturities, at December 31, 1995, are (in thousands):

            1996.......................  $  8,781
            1997.......................     8,523
            1998.......................     7,168
            1999.......................     5,826
            2000.......................   209,562
                                         --------

                                         $239,860
                                         ========

Orlando Mortgage

On January 12, 1993 (the "Orlando Closing Date"), the General Partner refinanced the Orlando Hotel Mortgage Debt (the "Orlando Mortgage Debt"). On the Orlando Closing Date, the Partnership paid $29.3 million to the Lender which was applied $12.0 million to the outstanding principal balance, $13.5 million to interest due through the Orlando Closing Date and $3.8

--------------------------------------------------------------------------------
million to financing costs. The Orlando Mortgage Debt carried a fixed rate of interest of 6.705% and required semi-annual principal amortization totaling $22 million through its maturity on June 16, 1995 (the "Maturity Date"). In 1994 net proceeds of $1.1 million from the sale of land adjacent to the Orlando Hotel (see Note 2) were used to pay down the principal balance. As of December 31, 1994, $160,979,000 was outstanding under the Orlando Mortgage Debt.

Pursuant to the terms of the refinancing, Host Marriott provided a guarantee of debt service payments up to $10 million. Payments under the guarantee constituted advances to the Partnership and were to accrue interest at the Morgan Guaranty Trust Company prime rate. As of the Maturity Date, no amounts were outstanding under the guarantee.

On the Maturity Date, the Lender granted the Partnership a forbearance on the loan extending it from June 16, 1995, through October 31, 1995. The Partnership paid interest monthly in arrears at a floating rate equal to the applicable Federal Funds rate plus 225 basis points. During the forbearance period, the weighted average interest rate was 7.94%. On October 31, 1995, the Partnership successfully completed a modification and extension of the Orlando Mortgage Debt. The mortgage debt carries a fixed rate of interest of 8.44% and requires semi-annual amortization of principal. The loan matures on June 16, 2000 with unamortized principal of $127.0 million due at that time. No debt service guarantee was provided. As of December 31, 1995, the outstanding principal balance was $152,979,000.

The Orlando Mortgage Debt is secured by the Orlando Hotel, all personal property associated with the Orlando Hotel, the land on which the Orlando Hotel and golf course are located and an assignment of certain operating agreements.

Harbor Beach Mortgage

The original Harbor Beach loan agreement provided $86.6 million for construction of the Harbor Beach Hotel. On June 30, 1986, this debt was refinanced with a major insurance company. The $92 million replacement loan (the "Harbor Beach Mortgage Debt") bore interest at a fixed rate of 9.375% and required payments of interest only through July 1988 and monthly payments of principal and interest in the amount of $765,000 thereafter until maturity on July 1, 1993. Upon maturity, the Lender granted the Harbor Beach Partnership a forbearance of the loan for a fee of $165,000. Under the forbearance agreement, the Harbor Beach Partnership continued to pay the Lender through March 29, 1994, payments of principal and interest in accordance with the terms of the Harbor Beach Mortgage Debt.

On March 29, 1994 (the "Harbor Beach Closing Date"), the Harbor Beach Partnership completed the restructuring of the Harbor Beach Mortgage Debt. The restructured mortgage debt carries a fixed rate of interest of 9.125% (the "Contract Interest Rate") and is payable monthly in arrears. Interest only at the Contract Interest Rate was due and payable for the first twelve payments through and including April 1, 1995. For the period from the Harbor Beach Closing Date through April 1, 1995, the difference between the interest only payment and $772,600 (the "Payment Amount") was contributed to an escrow account with the Lender to fund capital improvements at the Harbor Beach Hotel. The balance of the escrow fund was included in Restricted Cash in the financial statements as of December 31, 1994. The Payment Amount represents the amount necessary to amortize the outstanding principal balance, as of the Harbor Beach Closing Date, over a 22-year effective amortization period. The loan matures on May 1, 2000. The restructured mortgage debt is collateralized by all property and assets of the Harbor Beach Hotel. No debt service guarantee was provided. As of December 31, 1995 and 1994, the outstanding principal balance was $86,882,000 and $87,852,000, respectively.

--------------------------------------------------------------------------------
Warner Center Mortgage

The Warner Center Partnership entered into a loan agreement with Connecticut General Life Insurance Company (the "Lender") to provide $47 million of non-recourse mortgage debt to fund construction of the Warner Center Hotel, which was converted to permanent financing on July 23, 1987 (the "Warner Center Mortgage Debt"). The Warner Center Mortgage Debt carried interest at a fixed rate of 10.47% per annum (the "Contract Rate") and required no amortization of principal until maturity on July 23, 1997. The loan was secured by the Warner Center Hotel and an assignment of the Warner Center Hotel's management agreement. As additional security, Host Marriott provided a $5,300,000 guarantee of debt service payments. Payments under the guarantee constituted loans to the Warner Center Partnership and accrued interest at the Bankers Trust Company prime rate plus 1%.

The Warner Center Partnership defaulted on its first mortgage on July 1, 1993, as cash flow from hotel operations was insufficient to pay debt service and Host Marriott's limited debt service guarantee was exhausted. On November 17, 1993, ownership of the Warner Center Hotel was transferred through foreclosure to the Lender. Accounting for the foreclosure required the write down of the Warner Center Hotel's assets to their estimated fair market value at the time of the foreclosure. This resulted in recording a loss of $20.0 million for the year ended December 31, 1993. Additionally, the Partnership recorded an extraordinary gain of $40.4 million which consisted of two portions: 1) a gain of $27.0 million on the foreclosure, which represented the difference between the mortgage debt of $51.7 million extinguished as a result of the foreclosure and the estimated fair market value of the Warner Center Hotel as of the Foreclosure Date, and 2) a gain of $13.4 million resulting from debt extinguished due to the dissolution of the Warner Center Partnership. Advances on the debt service guarantee from Host Marriott which were forgiven amounted to $5,405,000 with accrued interest of $2,063,000, and a note payable to Host Marriott which was forgiven totaled $187,000 with accrued interest of $10,000.

Notes Payable to Host Marriott

Orlando Ballroom Loan
---------------------

During 1990, Host Marriott agreed to provide interim financing of up to $14 million to fund the construction of a new ballroom and exhibition hall at the Orlando Hotel. Construction was completed in February 1990. On December 31, 1990, the interim financing was converted to a permanent loan from Host Marriott with $13.2 million advanced. Interest only, at the Bankers Trust Company prime rate, was payable from the Partnership's cash flow after debt service. On June 16, 1992, in conjunction with the refinancing of the Orlando Mortgage Debt, the Orlando ballroom loan was converted from a term loan to a revolving line of credit with a floating interest rate equal to the Bankers Trust Company prime rate. The weighted average effective interest rate for the years ended December 31, 1995 and 1994 was 8.8% and 7.1%, respectively (rate as of December 31, 1995, was 8.5%). As of December 31, 1995 and 1994, the outstanding principal balance was $6,420,000 and $9,149,000, respectively.

Orlando Rooms Renovation Loan
-----------------------------

The Partnership secured a loan with Host Marriott to fund up to $11 million for a rooms renovation project which began in August 1990 and was completed in April 1991. Advances under the Host Marriott loan accrued interest at the Bankers Trust Company prime rate. Total renovation costs of $10.2 million were funded through Host Marriott loan advances of $6.7 million and property improvement fund expenditures of $3.5 million. Interest during the renovation phase was capitalized into the cost of the project. The weighted average effective interest rate on the Host Marriott loan for the year ended December 31, 1994, was 6.0%. The outstanding principal balance was paid in full during 1994. Payments of interest and principal were funded from the property improvement fund.

--------------------------------------------------------------------------------
Other Debt

Harbor Beach Rooms Renovation Loan
----------------------------------

On July 21, 1994, the Harbor Beach Partnership entered into a loan agreement with Marriott International Capital Corporation, a wholly-owned subsidiary of MII, in conjunction with a rooms and suites refurbishment at the Harbor Beach Hotel. The loan provided financing of up to $2.8 million, plus accrued interest through December 31, 1994, to fund costs in excess of funds available in the Harbor Beach Partnership's property improvement fund. This unsecured loan carries a fixed rate of interest of 8%. Accrued interest totaling $64,000 was rolled into the principal balance at December 31, 1994. Payments of principal and interest based upon a five-year amortization period commenced in January 1995. Under the terms of the loan, the debt service payments are included as a deduction in determining the fees paid to MHSI, as described in Note 8. As of December 31, 1995 and 1994, the outstanding principal balance was $2,379,000 and $2,864,000, respectively.


NOTE 7.  LEASES

The Harbor Beach Partnership, through an assignment of a lease on January 15, 1982, acquired all rights of the Lessee to a 99-year lease with a 25-year renewal option for the land on which the Harbor Beach Hotel is located. On April 28, 1993, the lessor sold its rights under the lease to an unrelated party. A provision under the sale of the lease provided for the early refund to the Harbor Beach Partnership of the remaining $1,250,000 balance of an initial $2,500,000 security deposit paid to the lessor and a $500,000 payment to facilitate the modification of the lease. Lease payments are made quarterly in advance in accordance with a lease year that operates from December 1 through November 30. The annual rental for the lease year ended November 1994 was $1,430,000 and increased to $1,560,000 in December 1994 for lease years 1995 through 1999. After lease year 1999, annual rentals for each succeeding five-year period increase by an amount equal to 10% of the previous annual rental.

Minimum annual rentals during the term of the lease are (in thousands):

          Year
          ----
          1996.......................... $      1,560
          1997..........................        1,560
          1998..........................        1,560
          1999..........................        1,573
          2000..........................        1,716
          Thereafter....................      314,572
                                          -----------

          Total Minimum Lease Payments..  $   322,541
                                          ===========

The Warner Center Partnership leased land on which the Warner Center Hotel was located from an unrelated party for an initial term of 30 years with five successive 10-year renewal options. Upon the Foreclosure Date, the lease obligation reverted to the Lender. Ground rent expense under the Warner Center Partnership land lease was $514,000 for the period from January 1, 1993, through the Foreclosure Date.

--------------------------------------------------------------------------------
NOTE 8.  MANAGEMENT AND OPERATING LEASE AGREEMENTS

The Partnership has entered into a long-term management agreement with the Manager, and the Harbor Beach Partnership has entered into a long-term operating lease with the Operating Tenant. As a result of the dissolution of the Warner Center Partnership, the Warner Center Hotel's management agreement was terminated. The Hotels are operated as part of the Marriott Hotels, Resorts and Suites full-service hotel system. Significant provisions under the agreements are as follows:

Orlando Hotel. The management agreement provides for an initial term of 25 years, commencing with the opening of the Orlando Hotel (March 24, 1986), and five 10-year renewals at the Manager's option. The Manager is paid a base management fee of 3% of gross hotel sales and is also entitled to an incentive management fee equal to 20% of operating profit, as defined, and an additional incentive management fee equal to 30% of the following amount: (i) 80% of operating profit in each fiscal year less (ii) the greater of (a) $25,000,000 or
(b) debt service on the Orlando Mortgage Debt plus $7,000,000. Payment of the incentive management fee is subordinate to debt service and retention of specified amounts of operating profit by the Partnership. Unpaid incentive management fees are deferred without interest and are payable from future operating cash flow, as defined, but are due upon termination of the management agreement only if the termination is the result of a default by the Partnership. Unpaid incentive management fees as of December 31, 1995 and 1994, were $3,520,000 and $5,492,000, respectively.

Under the management agreement, the Manager is required to furnish the Orlando Hotel with certain services ("Chain Services") which are generally provided on a central or regional basis to all hotels in the Marriott full-service hotel system. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic full-service hotels managed, owned or leased by MII or its subsidiaries. In addition, the Hotel participates in MII's Honored Guest Awards Program ("HGA"). The cost of this program is charged to all hotels in the Marriott full-service hotel system based upon the HGA sales at each hotel. The total amount of Chain Services and HGA costs allocated to the Orlando Hotel was $3,336,000, $2,825,000 and $2,359,000 for the years ended December 31, 1995,
1994 and 1993, respectively.

Warner Center Hotel. The management agreement provided for an initial term of 30 years, commencing with the opening of the Warner Center Hotel (February 28, 1986), and three 10-year renewals at the Manager's option. The Manager was paid a base management fee of 3% of gross sales; however, to facilitate a restructuring of the Warner Center Mortgage Debt, the Manager had agreed to defer 1% of its base management fee during the period beginning March 1, 1992 through May 31, 1993. As a result of the dissolution of the Warner Center Partnership, the management agreement was terminated. Unpaid incentive management fees as of the Foreclosure Date, which were forgiven, amounted to $5,236,000. Also, deferred base management fees due to the Manager which were forgiven amounted to $269,000 as of the Foreclosure Date.

The Manager was also reimbursed for its cost of providing Chain Services to the Warner Center Hotel. The total amount of Chain Services and HGA costs allocated to the Warner Center Hotel was $628,000 for the period from January 1, 1993, through the Foreclosure Date.

Harbor Beach Hotel. The operating lease provides for an initial 36-year term commencing with the opening of the Harbor Beach Hotel (October 29, 1984), with options to renew for six successive 10-year periods based on certain defined conditions. The annual rental paid to the Harbor Beach Partnership includes the following:

--------------------------------------------------------------------------------
 .  basic rental:  annual rental payable under the land lease and insurance costs

 . percentage rental: determined by multiplying the applicable percentage set annually by the Harbor Beach Partnership by revenues

 .  performance rental:  first $9,720,000 of operating profit of the Harbor Beach
   Hotel, as defined

 .  additional performance rental:  50% of operating profit of the Harbor Beach
   Hotel, as defined, in excess of $9,720,000

 . contingent rental: up to 50% of operating profit of the Harbor Beach Hotel, as defined, in excess of $9,720,000 if the aggregate annual rental is otherwise insufficient to cover debt service.

Pursuant to the terms of the Harbor Beach rooms renovation loan (see Note 6), the annual performance rental is adjusted upward by the annual debt service required under the loan. For the five-year period beginning with 1995 and ending in 1999, annual performance rental is increased by $696,557 to $10,416,557. Subsequent to year-end 1999, performance rental will return to $9,720,000.

Percentage rental is intended to cover the cost of utilities, repairs and maintenance, and the required contribution to the property improvement fund (4% for 1994 and 5% for 1995 and thereafter) and is therefore adjusted annually in order to equal the actual applicable costs. Any payments of contingent rental reduce future payments of additional performance rental (subject to limitations) in subsequent years. No contingent rental has been accrued as of December 31, 1995 and 1994.

Rental income under the Harbor Beach Partnership operating lease for the three years ended December 31, 1995, was (in thousands):

                                                 1995     1994    1993
                                               -------  -------  ------

Basic Rental.................................. $ 1,616  $ 1,469  $ 1,704
Percentage Rental.............................   5,921    4,978    5,056
Performance Rental............................  10,417    9,720    9,720
Additional Performance Rental.................   1,793    1,106    1,317
                                               -------  -------  -------

                                               $19,747  $17,273  $17,797
                                               =======  =======  =======

Cost and accumulated depreciation of the rental property were $99,077,000 and $33,990,000, respectively, at December 31, 1995, and $100,068,000 and
$32,470,000, respectively, at December 31, 1994.

Working Capital Advances

Pursuant to the terms of the Orlando Hotel management agreement, the Partnership is required to provide the Manager with working capital and supplies to meet the operating needs of the Orlando Hotel. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon termination of the hotel management agreement, the working capital and supplies are to be returned to the Partnership. The individual components of working capital and supplies controlled by the Manager are not reflected in the Partnership's Consolidated Balance Sheet. As of December 31, 1995, and 1994, $4,707,000 has been advanced to the Manager for working capital and supplies which is included in Due from Marriott

--------------------------------------------------------------------------------
International, Inc. on the accompanying Consolidated Balance Sheet. The supplies advanced to the Manager are recorded at their estimated net realizable value. As of December 31, 1995 and 1994, accumulated amortization related to the revaluation of these supplies totaled $762,000.

Upon foreclosure of the Warner Center Hotel in 1993, working capital and supplies that had been provided by the Warner Center Partnership were transferred to the Lender.

Property Improvement Funds

The management agreement and the operating lease provide for the establishment of a property improvement fund for each of the Hotels. Contributions to the property improvement funds are equal to a percentage of gross sales of each hotel. Pursuant to the terms of the Orlando Mortgage Debt refinancing, contributions to the fund for the Orlando Hotel were 4% through maturity of the refinanced mortgage in June 1995. Contributions increased to 5% subsequent to maturity and will remain at 5% thereafter. Contributions to the fund for the Orlando Hotel totaled $5,120,000 and $4,139,000 for the years ended December 31, 1995 and 1994, respectively. Contributions to the fund for the Harbor Beach Hotel were 4% for 1993 and 1994 and increased to 5% in 1995. Contributions to the fund for the Harbor Beach Hotel totaled $2,610,000 and $1,850,000 for the years ended December 31, 1995 and 1994, respectively. The property improvement fund of the Warner Center Hotel was transferred to the Lender as a result of the Warner Center Hotel foreclosure.


NOTE 9.   COMPARATIVE LEASED HOTEL OPERATING RESULTS

The Harbor Beach Hotel is a leased property whose income to the Partnership is included in the "Consolidated Statement of Operations" as rental income. The following is a comparative summary of hotel operating results for the Harbor Beach Hotel for the three years ended December 31, 1995 (in thousands):

                                                      1995     1994     1993
                                                     -------  -------  -------
HOTEL SALES
 Rooms.............................................. $28,384  $24,835  $25,431
 Food and beverage..................................  19,366   17,037   17,850
 Other..............................................   4,857    4,659    5,133
                                                     -------  -------  -------
                                                      52,607   46,531   48,414
                                                     -------  -------  -------
HOTEL EXPENSES
 Department Direct Costs
   Rooms............................................   5,332    4,768    4,809
   Food and beverage................................  12,140   10,974   11,765
 Other operating expenses...........................  21,219   19,127   19,697
                                                     -------  -------  -------
                                                      38,691   34,869   36,271
                                                     -------  -------  -------

HOTEL REVENUES...................................... $13,916  $11,662  $12,143
                                                     =======  =======  =======

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Partnership has no directors or officers. The business policy making functions of the Partnership are carried out through the directors and executive officers of Hotel Properties Management, Inc., the General Partner, who are listed below:


                              Current Position in Hotel
       Name                  Properties Management, Inc.            Age
-------------------      ----------------------------------       -------
Bruce F. Stemerman       President, Chief Accounting Officer,
                           Treasurer and Director                    41
Robert E. Parsons, Jr.   Vice President and Director                 41
William E. Einstein      Vice President and Director                 44
Christopher G. Townsend  Vice President, Director, and Secretary     49

Business Experience

    Bruce F. Stemerman was elected President of the General Partner in November 1995 and Treasurer of the General Partner in 1996. He has been a Director and Chief Accounting Officer of the General Partner since October 1993 and was Vice President--Finance from October 1993 to November 1995. Mr. Stemerman joined Host Marriott in 1989 as Director--Partnership Services. He was promoted to Vice President--Lodging Partnerships in 1994 and to Senior Vice President--Asset Management in 1996. Prior to joining Host Marriott, Mr. Stemerman spent ten years with Price Waterhouse. He also serves as a director and an officer of numerous Host Marriott subsidiaries.

    Robert E. Parsons, Jr. has been a Vice President of the General Partner since November 1995 and a Director of the General Partner since September 1988. From 1988 to October 1995, Mr. Parsons was President of the General Partner.
Mr. Parsons joined Host Marriott's Corporate Financial Planning staff in 1981, was made Director-Project Finance of Host Marriott's Treasury Department in 1984, and in 1986 he was made Vice President-Project Finance of Host Marriott's Treasury Department. He was made Assistant Treasurer of Host Marriott in 1988. Mr. Parsons was named Senior Vice President and Treasurer of Host Marriott in 1993. He was named Executive Vice President and Chief Financial Officer of Host Marriott in October 1995. He also serves as a director and an officer of numerous Host Marriott subsidiaries.

    William E. Einstein has been a Vice President of the General Partner since August 1991 and was made Director in October 1993. Mr. Einstein joined Host Marriott in 1982 as Manager--Income Taxes. He was made Director--Income Taxes in 1985 and Vice President--Income Taxes in 1990. Mr. Einstein became Vice President--Partnership Services in 1991, and was promoted to Vice President-- Taxes for Host Marriott in October 1993. He also serves as a director and an officer of numerous Host Marriott subsidiaries.

    Christopher G. Townsend has been Vice President, Director and Secretary of the General Partner since September 1988. Mr. Townsend joined Host Marriott's Law Department in 1982 as a Senior

Attorney. In 1984, Mr. Townsend was made Assistant Secretary of Host Marriott and in 1986 was made Assistant General Counsel. In 1993, he was made Senior Vice President, Corporate Secretary and Deputy General Counsel of Host Marriott. He also serves as a director and an officer of numerous Host Marriott subsidiaries.


ITEM 11.  EXECUTIVE COMPENSATION

    As noted in Item 10 above, the Partnership has no directors or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the Management Agreement described in Items 1 and 13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and the directors of the General Partner are not required to devote their full time to the performance of such duties. No officer or director of the General Partner devotes a significant percentage of time to Partnership matters. To the extent that any officer or director does devote time to the Partnership, the General Partner is entitled to reimbursement for the cost of providing such services. Any such costs may include a charge for overhead, but without a profit to the General Partner. For the fiscal years ending December 31, 1995, 1994 and 1993, administrative expenses reimbursed to the General Partner totaled $129,000, $200,000 and $198,000, respectively. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13 "Certain Relationships and Related Transactions."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    As of November 14, 1996, no person owned of record, or to the Partnership's knowledge owned beneficially, more than 5% of the total number of Units. The General Partner owns a total of 10.5 Units representing a 1.05% limited partnership interest in the Partnership.

    There are no Units owned by the executive officers and directors of the General Partner, as a group.

    The officers and directors of MII, as a group, own the following units:

                                   Amount and Nature of           Percent
      Title of Class               Beneficial Ownership           of Class
---------------------------     --------------------------     ---------------
Limited Partnership Units               3.0 Units                    0.3%

    There are no Units owned by individuals who are directors of both the General Partner and MII.

    Concurrently with the filing of this report, an affiliate of Host Marriott and the General Partner commenced a tender offer for 450 of the outstanding Units of limited partnership interest. Completion of the tender offer is conditional upon, among other things, the acquisition of at least 450 of the outstanding limited partner Units and approval of amendments to the Partnership Agreement that would allow the General Partner to vote any limited partner Units it acquires and take certain other actions. If the tender offer is completed, both the number of Unit holders and the number of Units that might otherwise be available for transfer will be reduced. In accordance with the terms of the Partnership Agreement, it may be necessary for the General Partner to suspend transfers of Units for twelve months following consummation of the tender offer if such transfers would cause more than 50% of the outstanding Units to be transferred during the prior twelve month period. This reduction and suspension could adversely affect the liquidity and market value of the remaining Units. In the event more than 450 Units are tendered pursuant to the tender offer, the Purchaser will accept for payment 450 Units on a pro rata basis based upon the number of Units properly tendered.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management and Operating Lease Agreements
-----------------------------------------

    As described below, the Partnerships are parties to important ongoing agreements with MII pursuant to which the Orlando Hotel is managed by MII and the Harbor Beach Hotel is leased to MHSI.

    Prior to October 8, 1993, MII was a wholly-owned subsidiary of Host Marriott, which was then known as Marriott Corporation. On October 8, 1993, Marriott Corporation's operations were divided into two separate companies, Host Marriott and MII. MII now conducts its management business as a separate, publicly-traded company and is not a parent or subsidiary of Host Marriott, although the two corporations have various business and other relationships.

Orlando Hotel Management Agreement

    The Partnership entered into the Management Agreement with MII to manage and operate the Orlando Hotel. The Management Agreement is for a term of 25 years from the opening date with renewal terms, at the option of MII, of up to five additional 10-year periods. The Management Agreement provides the Manager with a base management fee equal to 3% of gross hotel sales. In addition, the Manager is entitled to receive incentive management fees equal to 20% of hotel operating profit and additional incentive fees equal to 30% of the following amount: (i) 80% of hotel operating profit less (ii) the greater of (a) $25 million or (b) debt service on the Orlando Mortgage Debt plus $7 million. Payment of the incentive management fee is subordinate to debt service and retention of specified amounts of hotel operating profit by the Partnership.

    Unpaid incentive management fees ("Deferred Incentive Management Fees") accrue without interest and are payable from future hotel operating cash flow available following payment of any then current incentive management fees and retention of specified amounts of hotel operating profit by the Partnership. As of December 31, 1995, Deferred Incentive Management Fees were $3,520,000.

    The Manager is required to furnish the Orlando Hotel with certain services ("Chain Services") that are generally provided on a central or regional basis to all hotels in the MII full-service hotel system. The major cost components included in Chain Services are computer, reservations, advertising, training and sales costs. Costs and expenses incurred in providing such services are allocated among all domestic full-service hotels managed, owned or leased by MII or its subsidiaries with no profit to MII. The methods of allocating the costs and expenses are based upon one or a combination of the following: (i) percent of sales, (ii) total number of hotel rooms, (iii) total number of reservations booked, and (iv) total number of management employees.

    The following table sets forth the amounts paid to the Manager for the years ended December 31, 1995, 1994 and 1993. The table also includes accrued but unpaid incentive management fees:

                                                      Year Ended December 31,
                                                      1995     1994     1993
                                                     -------  -------  -------
                                                          (in thousands)
Base management fees................................ $ 3,431  $ 3,104  $ 3,006
Chain services and HGA costs........................   3,336    3,019    2,560
Incentive management fees...........................   9,019    4,465    3,884
                                                     -------  -------  -------
 Total paid......................................... $15,786  $10,588  $ 9,450
                                                     =======  =======  =======
Accrued but unpaid incentive
 management fees.................................... $    --  $ 1,608  $ 1,581
                                                     =======  =======  =======

    The Management Agreement also provides for the establishment of a property improvement fund for the Orlando Hotel to cover the cost of certain non-routine repairs and maintenance to the hotel which are normally capitalized and the cost of replacements and renewals to the hotel property and improvements. Contributions to the property improvement fund are based on a percentage of gross hotel sales. Contributions to the fund were 4% through maturity of the refinanced Orlando Mortgage Debt in June 1995. Contributions increased to 5% subsequent to maturity and will remain at 5% thereafter.

    Pursuant to the Management Agreement, the Partnership provided the Manager with working capital and supplies to meet the operating needs of the Orlando Hotel. This advance bears no interest and remains the property of the Partnership throughout the term of the Management Agreement. The Partnership is required to advance upon request of the Manager any additional funds necessary to maintain the working capital and supplies at levels determined by the Manager to be necessary to satisfy the needs of the hotel as its operations may require from time to time. Upon termination of the Management Agreement, the Manager will return to the Partnership any unused working capital and supplies. At the inception of the Partnership, $4.7 million was advanced to the Manager for working capital and supplies.

    The Management Agreement also provides that the Partnership may terminate the agreement and remove the Manager if, during any three consecutive fiscal years after fiscal year 1992, the average of hotel operating profit fails to equal or exceed the lesser of (i) 10% of the original cost of the hotel or (ii) the sum of the average annual amount of the interest portion of the Orlando Mortgage Debt plus $5 million. The Manager may, however, prevent termination by paying to the Partnership such amounts as are necessary to achieve the above performance standards.

Harbor Beach Hotel Operating Lease

    The Harbor Beach Partnership entered into the Operating Lease with MHSI, a subsidiary of MII, to operate the Harbor Beach Hotel. The Operating Lease is for a term of 36 years from the opening of the hotel with renewal terms, at the option of MHSI, of up to six additional 10-year periods. The annual rental paid to the Harbor Beach Partnership includes the following:

    Basic rental: annual rental payable under the land lease and insurance costs.

    Percentage rental: determined by multiplying the applicable percentage set annually by the Harbor Beach Partnership by revenues.

    Performance rental: first $9,720,000 of operating profit of the Harbor Beach Hotel, as defined.

    Additional performance rental: 50% of operating profit of the Harbor Beach Hotel, as defined, in excess of $9,720,000.

    Contingent rental: up to 50% of operating profit of the Harbor Beach Hotel, as defined, in excess of $9,720,000 if the aggregate annual rental is otherwise insufficient to cover debt service.

    Pursuant to the terms of Harbor Beach rooms renovation loan, the annual performance rental is adjusted upward by the annual debt service required under the loan. For the five-year period beginning with 1995 and ending in 1999, annual performance rental is increased by $696,557 to $10,416,557. Subsequent to year-end 1999, performance rental will return to $9,720,000.

    Percentage rental is adjusted annually to equal the costs it was intended to cover. Any payments of contingent rental reduce future payments of additional performance rental (subject to limitations) in subsequent years.

    The following table sets forth the rental income under the Harbor Beach operating lease for the years ended December 31, 1995, 1994 and 1993 (in thousands):

                                                   Year Ended December 31,
                                                   1995      1994    1993
                                                  -------  -------  -------

 Basic rental.....................................$ 1,616  $ 1,469  $ 1,704
 Percentage rental................................  5,921    4,978    5,056
 Performance rental............................... 10,417    9,720    9,720
 Additional performance rental....................  1,793    1,106    1,317
                                                  -------  -------  -------
   Total rental income............................$19,747  $17,273  $17,797
                                                  =======  =======  =======

    The Operating Lease provides that the Harbor Beach Partnership may terminate the Operating Lease and remove the Operating Tenant if the payments of performance rental in any three consecutive fiscal years beginning with fiscal year 1991 are less than $7.2 million. The Operating Tenant may, however, prevent termination by paying to the Harbor Beach Partnership such amounts as are necessary to achieve the above performance standards.

Payments to Host Marriott, MII and their Affiliates
---------------------------------------------------

    The following table sets forth amounts paid by the Partnerships to Host Marriott, MII and their subsidiaries for the years ended December 31, 1995, 1994 and 1993 (in thousands):


                                                   Year Ended December 31,
                                                   1995      1994    1993
                                                  -------  -------  -------
Payments to Host Marriott and affiliates:

 Interest and principal paid on Orlando Ballroom
  Loan............................................$ 3,531  $ 5,000  $   921
 Interest and principal paid on Orlando Rooms
  Renovation Loan.................................     --      433    1,523
 Administrative expenses..........................    129      200      198
                                                  -------  -------  -------
                                                  $ 3,660  $ 5,633  $ 2,642
                                                  =======  =======  =======
Payments to MII and affiliates:

   Interest and principal paid on Harbor Beach
    Rooms Renovation Loan.........................$   697  $    --  $    --
                                                  =======  =======  =======

                                    PART IV

ITEM 14. EXHIBITS, SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) List of Documents Filed as Part of This Report

       (1) Financial Statements
           All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

       (2) Financial Statement Schedules
           The following financial information is filed herewith on the pages indicated.

           III.  Real Estate and Accumulated Depreciation

       All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

       (3) EXHIBITS

      Exhibit #                         Description
      ---------                         -----------

          2.a. Purchase Agreement between Airline Foods, Inc. and Marriott Hotel
               Properties Limited Partnership dated November 27, 1985, to acquire the 99% limited partner interest in the Partnership. Incorporated by reference from Exhibit 2a. of the amended registration statement on Form 10 dated September 29, 1986.

          2.b. Purchase Agreement between Airline Foods, Inc. and Marriott Hotel
               Properties Limited Partnership dated November 27, 1985, to acquire the 99% limited partner interest in the Warner Center Partnership. Incorporated by reference from Exhibit 2b. of the amended registration statement on Form 10 dated September 29, 1986.

          2.c. Purchase Agreement between Host International, Inc. and Marriott
               Hotel Properties Limited Partnership dated November 27, 1985, to acquire a 49% interest in the Harbor Beach Partnership. Incorporated by reference from Exhibit 2c. of the amended registration statement on Form 10 dated September 29, 1986.

          2.d. [reference to Warner Center Foreclosure Documents] *

          3.a. Amended and Restated Agreement of Limited Partnership of Marriott
               Hotel Properties Limited Partnership dated November 27, 1985. Incorporated by reference from Exhibit 3a. of the amended registration statement on Form 10 dated September 29, 1986.

          3.b. Amended and Restated Partnership Agreement of Lauderdale Beach
               Association dated July 1, 1986.  Incorporated by reference from
               Exhibit 3c. of the 1986 Form 10-K.

          3.c. Certificate of Incorporation and By-Laws of Marriott Orlando
               Capital Corporation dated April 30, 1987. Incorporated by reference from Exhibit 3d. of the 1987 Form 10-K.

          10.a. Management Agreement between Marriott Hotel Properties Limited Partnership and Marriott Hotels, Inc. dated October 25, 1985. Incorporated by reference from Exhibit 10a. of the amended registration statement on Form 10 dated September 29, 1986.

          10.b. Lease between Lauderdale Beach Association and Marriott Hotels, Inc. dated October 26, 1984, subsequently assigned to Marriott Hotel Services, Inc. on January 1, 1985. Incorporated by reference from Exhibit 10c. of the amended registration statement on Form 10 dated September 29, 1986.

          10.c. Letter dated June 16, 1987, between Marriott Hotels, Inc., Marriott Hotel Properties Limited Partnership and The Sanwa Bank Limited, amending Exhibit 10.a. Incorporated by reference from Exhibit 10d. of the 1987 Form 10-K.

          10.d. Assignment and Assumption of Lease Agreement dated April 28, 1993 between Holiday Hotel Corporation, Poinsettia Corporation, Lubbock Corporation and The Northwestern Mutual Life Insurance Company. Ground Lease Agreement between Holiday Hotel Corporation, Poinsettia Corporation, Lubbock Corporation and Cavendish Properties, Inc., dated November 30, 1981, and amendments dated January 30, 1982, December 21, 1982 and June 30, 1986, respectively. Assignment of Lease dated January 30, 1982, between Cavendish Properties, Inc. and Lauderdale Beach Association. *

          10.e. Real Estate Purchase Agreement dated January 25, 1993, between Holiday Hotel Corporation, Poinsettia Corporation, Lubbock Cor-poration and The Northwestern Mutual Life Insurance Company. *

          10.f. Amended and Restated Loan Agreement between Marriott Hotel Properties Inc. and Marriott Hotel Properties Limited Partnership dated April 9, 1991. *

          10.g. Loan Agreement between Marriott Properties, Inc. and Marriott Hotel Properties Limited Partnership dated April 17, 1991, and amendments thereto dated December 31, 1991 and June 1, 1992, respectively. *

          10.h. Amended and Restated Term Loan Agreement between Lauderdale Beach Association and Aetna Life Insurance Company dated July 1, 1993. *

          10.i. Loan Agreement between Marriott International Capital Corporation and Lauderdale Beach Association dated July 21, 1994. *

          10.j. Amended and Restated Term Loan Agreement between Marriott Hotel Properties Limited Partnership and The Sanwa Bank Limited dated June 16, 1995. *

          27.    Financial Data Schedule

          *  To be filed by Amendment.

    (b)   REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during 1995.

                                   SIGNATURE
                                   ---------


       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on November 18, 1996.



                        MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP

                        By:  HOTEL PROPERTIES MANAGEMENT, INC.
                             General Partner


                        By:  /s/ Bruce F. Stemerman
                           -----------------------------
                             Bruce F. Stemerman
                             President, Chief Accounting Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on November 18, 1996.


Signature                     Title
---------                     -----
                              (HOTEL PROPERTIES MANAGEMENT, INC.)

 /s/ Bruce F. Stemerman
---------------------------   President, Chief Accounting Officer and Treasurer
Bruce F. Stemerman            (Principal Executive Officer and
                                Principal Accounting Officer)

 /s/ Robert E. Parsons, Jr.
---------------------------   Vice President and Director
Robert E. Parsons, Jr.        (Principal Financial Officer)


 /s/ William E. Einstein
---------------------------   Vice President and Director
William E. Einstein


 /s/ Christopher G. Townsend
---------------------------   Vice President, Director and Secretary
Christopher G. Townsend

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE III


TO THE PARTNERS OF MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Marriott Hotel Properties Limited Partnership, included in this registration statement and have issued our report thereon dated April 4, 1996. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule appearing on pages 50 and 51 is the responsibility of the General Partner's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                   ARTHUR ANDERSEN LLP


Washington, D.C.
April 4, 1996

                                                                    SCHEDULE III

                 MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1995
                                 (in thousands)

                                 Initial Costs                         Gross Amount at December 31, 1995
                          ---------------------------             --------------------------------------------
                                                                         Subsequent
                                                        Buildings &         Costs                     Buildings &
                                 Debt         Land      Improvements     Capitalized      Land        Improvements       Total
                             ------------   --------   --------------   -------------   ----------   --------------   -----------
Orlando World Center
 Orlando, Florida            $    152,979   $ 27,447   $      135,351   $      16,654   $   28,591    $     105,861   $   179,452

Harbor Beach Resort
 Ft. Lauderdale,
 Florida                           86,881      1,837           63,806          17,305        2,302           80,646        82,948
                             ------------   --------   --------------   -------------   ----------   --------------   -----------

Total                        $    239,860   $ 29,284   $      199,157   $      33,959   $   30,893   $      231,507   $   262,400
                             ============   ========   ==============   =============   ==========   ==============   ===========

                                                Date of
                              Accumulated   Completion of      Date          Depreciation
                             Depreciation   Construction     Acquired            Life
                             ------------   -------------   -----------   ------------------
Orlando World Center
 Orlando, Florida            $     31,591        1986           1985        40 to 50 years

Harbor Beach Resort
 Ft. Lauderdale,
 Florida                           21,819        1984           1985        40 years


Total                         $    53,410
                              ===========

                                                                    SCHEDULE III
                                                                     Page 2 of 2

                 MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995
                                 (in thousands)

                                                                                                    1993        1994        1995
                                                                                                 ----------  ----------  ----------
Notes:
(a)  The changes in the total cost of land, buildings and improvements for the three years ended December 31, 1995 were as follows:

      Balance at beginning of year..................................................             $  307,839  $  256,584  $  260,320
         Capital expenditures.......................................................                  1,015       3,899       2,080
         Dispositions...............................................................                (52,270)       (163)         --
                                                                                                 ----------  ----------  ----------
      Balance at end of year........................................................             $  256,584  $  260,320  $  262,400
                                                                                                 ==========  ==========  ==========

(b) The changes in accumulated depreciation and amortization for the three years ended December 31, 1995 were as follows:

      Balance at beginning of year.................................................              $   42,821  $   40,221  $   46,626
         Depreciation and amortization.............................................                   6,877       6,548       6,784
         Dispositions and other....................................................                  (9,477)       (143)         --
                                                                                                 ----------  ----------  ----------
      Balance at end of year.......................................................              $   40,221  $   46,626  $   53,410
                                                                                                 ==========  ==========  ==========

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes was approximately $171,147 at December 31, 1995.