Form 10-Q
period 1996-03-22
MARRIOTT HOTEL PROPERTIES LTD PARTNERSHIP
filed 1996-11-19
CIK 784711

================================================================================


                      Securities and Exchange Commission

                            Washington, D.C. 20549

                                   Form 10-Q

            [X]   Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      For the Quarter ended March 22, 1996

                                       OR
            [ ]   Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                        Commission File Number: 0-14381

                 MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Delaware                                                 52-1436985
------------------------------------------------------         -------------------------------------------
   (State or other jurisdiction of incorporation or                (I.R.S. Employer Identification No.)
                    organization)

                10400 Fernwood Road
                 Bethesda, Maryland                                               20817
------------------------------------------------------         -------------------------------------------
      (Address of principal executive offices)                                  (Zip Code)

       Registrant's telephone number, including area code:  301-380-2070



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No ____ (Not Applicable). On August 25, 1992, the Registrant filed an application for relief from the reporting requirements of the Securities Exchange Act of 1934 pursuant to Section 12(h) thereof. Because of the pendency of such application, the Registrant was not required to, and did not, make any filings pursuant to the Securities Exchange Act of 1934 from October 23, 1989 until the application was voluntarily withdrawn on November 18, 1996.


================================================================================

--------------------------------------------------------------------------------

                 Marriott Hotel Properties Limited Partnership

================================================================================


                               TABLE OF CONTENTS
                               -----------------

                                                                        PAGE NO.
                                                                        --------
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statement of Operations
          Twelve Weeks Ended March 22, 1996 and March 24, 1995...............1

         Condensed Consolidated Balance Sheet
          March 22, 1996 and December 31, 1995...............................2

         Condensed Consolidated Statement of Cash Flows
          Twelve Weeks ended March 22, 1996 and March 24, 1995...............3

         Notes to Condensed Consolidated Financial Statements................4

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................6


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................8

Item 6.  Exhibits and Reports on Form 8-K....................................8

                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per unit amounts)


                                                         Twelve Weeks Ended
                                                       March 22,     March 24,
                                                         1996          1995
                                                      -----------   -----------

REVENUES
 Hotel................................................$    15,439   $    15,345
 Rental income........................................      8,539         8,278
 Interest.............................................         63            54
                                                      -----------   -----------

                                                           24,041        23,677
                                                      -----------   -----------

OPERATING COSTS AND EXPENSES
 Interest.............................................      5,202         4,970
 Depreciation and amortization........................      2,693         2,705
 Incentive management fee.............................      2,387         2,448
 Base management fee..................................        985           963
 Ground rent, property taxes and other................      2,030         1,990
                                                      -----------   -----------

                                                           13,297        13,076
                                                      -----------   -----------

INCOME BEFORE MINORITY INTEREST.......................     10,744        10,601

MINORITY INTEREST.....................................      2,285         2,239
                                                      -----------   -----------

NET INCOME............................................$     8,459   $     8,362
                                                      ===========   ===========

ALLOCATION OF NET INCOME
 General Partner......................................$        85   $        84
 Limited Partners.....................................      8,374         8,278
                                                      -----------   -----------

                                                      $     8,459   $     8,362
                                                      ===========   ===========

NET INCOME PER LIMITED PARTNER UNIT (1,000 Units).....$     8,374   $     8,278
                                                      ===========   ===========



           See Notes to Condensed Consolidated Financial Statements.

          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                                                March 22,   December 31,
                                                                                   1996         1995
                                                                               -----------  ------------
                                                                               (Unaudited)

ASSETS

 Property and equipment, net...................................................$   220,370  $    222,458
 Due from Marriott International, Inc. and affiliates..........................     12,137         7,136
 Minority interest.............................................................      8,900        11,185
 Other assets..................................................................      8,706         6,888
 Cash and cash equivalents.....................................................      9,511         3,550
                                                                               -----------  ------------

                                                                               $   259,624  $    251,217
                                                                               ===========  ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

 Mortgage debt.................................................................$   239,635  $    239,860
 Note payable and amounts due to Host Marriott Corporation.....................      6,485         6,484
 Note payable and amounts due to Marriott International, Inc. and affiliates...      5,934         6,052
 Accounts payable and accrued interest.........................................      1,377         1,087
                                                                               -----------  ------------

  Total Liabilities............................................................    253,431       253,483
                                                                               -----------  ------------

PARTNERS' CAPITAL (DEFICIT)
 General Partner...............................................................        172            87
 Limited Partners..............................................................      6,021        (2,353)
                                                                               -----------  ------------

  Total Partners' Capital (Deficit)............................................      6,193        (2,266)
                                                                               -----------  ------------

                                                                               $   259,624  $    251,217
                                                                               ===========  ============


           See Notes to Condensed Consolidated Financial Statements.

          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                           Twelve Weeks Ended
                                                                          March 22,   March 24,
                                                                            1996        1995
                                                                         ----------  -----------
                                                                              (in thousands)

OPERATING ACTIVITIES
 Net income............................................................. $    8,459  $    8,362
 Noncash items..........................................................      5,096       5,328
 Changes in operating accounts..........................................     (4,739)     (7,759)
                                                                         ----------  ----------

   Cash provided by operations..........................................      8,816       5,931
                                                                         ----------  ----------

INVESTING ACTIVITIES
 Changes in property improvement funds and capital reserve escrow.......     (1,893)         54
 Additions to property and equipment....................................       (605)     (2,374)
                                                                         ----------  ----------

   Cash used in investing activities....................................     (2,498)     (2,320)
                                                                         ----------  ----------

FINANCING ACTIVITIES
 Principal repayments of mortgage debt..................................       (225)         --
 Repayments to Marriott International, Inc. and affiliates..............       (118)       (108)
 Payment of financing costs.............................................        (14)         --
                                                                         ----------  ----------

   Cash used in financing activities....................................       (357)       (108)
                                                                         ----------  ----------

INCREASE IN CASH AND CASH EQUIVALENTS...................................      5,961       3,503

CASH AND CASH EQUIVALENTS at beginning of period........................      3,550       2,743
                                                                         ----------  ----------

CASH AND CASH EQUIVALENTS at end of period.............................. $    9,511  $    6,246
                                                                         ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for mortgage and other interest.............................. $    4,751  $    4,271
                                                                         ==========  ==========


           See Notes to Condensed Consolidated Financial Statements.

          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     1. The accompanying condensed consolidated financial statements have been prepared by Marriott Hotel Properties Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended December 31, 1995. In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 22, 1996, and December 31, 1995, and the results of operations for the twelve weeks ended
         March 22, 1996 and March 24, 1995. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

         The Partnership owns Marriott's Orlando World Center and a 50.5% interest in a partnership owning Marriott's Harbor Beach Resort (the "Harbor Beach Partnership"), whose financial statements are consolidated herein. The remaining 49.5% general partnership interest in the Harbor Beach Partnership is reported as minority interest. All significant intercompany balances and transactions have been eliminated.

         For financial reporting purposes, net profits and net losses of the Partnership are allocated 99% to the limited partners and 1% to the General Partner. Significant differences exist between the net profits and net losses for financial reporting purposes and the net profits and net losses reported for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods, shorter depreciable lives of the assets, differences in the timing of the recognition of management fee expense and the deduction of certain costs incurred during construction which have been capitalized in the accompanying condensed consolidated financial statements.

     2. Hotel revenues represent house profit from the Orlando Hotel since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Orlando Hotel to Marriott International, Inc. (the "Manager"). House profit reflects hotel operating results which flow to the Partnership as property owner and represents gross hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, property taxes and certain other costs, which are disclosed separately in the condensed consolidated statement of operations.

         Hotel revenues consist of hotel operating results for the Orlando Hotel for the twelve weeks ended (in thousands):

                                                      March 22,    March 24,
                                                        1996          1995
                                                     -----------  -----------
HOTEL SALES
 Rooms...............................................$    16,450  $    16,139
 Food and beverage...................................     12,684       12,804
 Other...............................................      3,713        3,157
                                                     -----------  -----------
                                                          32,847       32,100
                                                     -----------  -----------
HOTEL EXPENSES
 Departmental Direct Costs
    Rooms............................................      3,148        2,851
    Food and beverage................................      7,590        7,363
 Other hotel operating expenses......................      6,670        6,541
                                                     -----------  -----------
                                                          17,408       16,755
                                                     -----------  -----------

HOTEL REVENUES.......................................$    15,439  $    15,345
                                                     ===========  ===========

     3. In the first quarter of 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of SFAS No. 121 did not have an effect on its condensed consolidated financial statements.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     Total consolidated Partnership revenues for first quarter 1996 increased 2% over the comparable period in 1995 due to strong operating results at the Hotels. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP measure of revenue). The combined REVPAR for the Hotels for the twelve-week period ended March 22, 1996 improved 2%, to $147, over the comparable period in 1995 due to a slight increase in combined average occupancy to 86% along with a 1% increase in combined average room rate to $171.

          Hotel Revenues. For the twelve weeks ended March 22, 1996, Hotel revenues increased slightly over the comparable period in 1995 to $15.4 million primarily through an increase in higher-rated leisure transient business. REVPAR at the Orlando Hotel increased 2% over the same period in 1995 to $130 due to a 2% increase in average room rate to $152 while average occupancy remained stable at 86%. As a result of an overall decline in group business, food and beverage sales and profit decreased slightly for the twelve weeks ended March 22, 1996 when compared to the same period in 1995. The Orlando Hotel's operating results benefited from improved profit in ancillary activity such as telephone operations, which improved due to increased international business, and golf course operations. Marketing efforts at the Orlando Hotel are focused on attracting short-term group demand, as well as leisure transient demand for the summer months. Demand is expected to remain strong in the leisure transient segment, especially from international markets.

          Rental Income. For the twelve weeks ended March 22, 1996, rental income from the Harbor Beach Hotel increased by approximately $0.3 million, or 3%, when compared to the same period in 1995 due to increased transient demand offset by a slight decrease in group business. REVPAR for first quarter 1996 increased 2% over the prior year due to a 1.5 percentage point increase in average occupancy to 86%, while average room rate remained consistent with prior year at $218. Heavy banquet volume during the first quarter 1996 resulted in a $0.7 million, or 13%, increase in food and beverage sales and a $0.4 million, or 20% increase in food and beverage profit over 1995. The Harbor Beach Hotel is expecting group business to strengthen throughout the remainder of the year as advance bookings in this segment for the full year are approximately 9,300 room nights ahead of the prior year. Demand is expected to remain strong in the leisure transient segment, especially from international markets.

          Indirect hotel operating costs and expenses. Indirect hotel operating costs and expenses remained consistent at $8.1 million for the twelve weeks ended March 22, 1996 when compared to the same period in 1995. The principal components of this category are discussed below:

          Incentive management fees.  Incentive management fees decreased
          --------------------------
     approximately $61,000, or 2.5%, for first quarter 1996 as compared to the same quarter in 1995. The decrease was primarily a result of an increase in the required contribution amount to the Orlando Hotel property improvement fund, which increased from 4% of total sales to 5% of total sales upon maturity of the Orlando Mortgage Debt in June 1995.

          Base management fees.  Base management fees increased approximately
          ---------------------
     $22,000, or 2.3%, over the same period in 1995 due to improvement in total sales at the Orlando Hotel.

          Ground rent, property taxes and other.  Ground rent, property taxes
          --------------------------------------
     and other expense increased approximately $40,000, or 2.0%, for first quarter 1996 when compared to the same period in 1995 due to a $22,000, or 2.8%, increase in property taxes for the Orlando Hotel combined with a $44,000, or 16.4%, increase in utilities expense at the Harbor Beach Hotel, offset by a $26,000 decrease in administrative expenses of the Partnership.

          Interest expense. Consolidated interest expense for first quarter 1996 increased 4.7% to $5.2 million due to an increase in the interest rate on the Orlando Mortgage Debt from 6.7% to 8.4% in connection with the June 1995 modification and extension, offset by reduced principal balances on the mortgage debt of the Hotels resulting from required principal amortization during 1995.

          Minority interest in income. Based upon its 50.5% ownership interest, the Partnership controls the Harbor Beach Partnership, and as a result, the condensed consolidated financial statements of the Partnership include the accounts of the Harbor Beach Partnership. Minority interest in income represents the net income from the Harbor Beach Partnership allocable to the co-General Partner. Minority interest in income increased from $2.2 million in first quarter 1995 to $2.3 million in first quarter 1996 primarily due to the increase in rental income from the Harbor Beach Hotel, as discussed above.

          Net income. For first quarter 1996, the Partnership achieved net income of $8.5 million, an increase of $0.1 million over the same period in 1995. This increase was primarily due to higher hotel revenues and rental income offset by increased interest expense and an increase in minority interest in income.

     CAPITAL RESOURCES AND LIQUIDITY

     General

     The Partnership's financing needs have historically been funded through loan agreements with independent financial institutions, Host Marriott Corporation ("Host Marriott") and its affiliates or Marriott International, Inc. ("MII") and its affiliates. The General Partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its business in the ordinary course.

     Principal Sources and Uses of Cash

     The Partnership's principal source of cash is from operations. Its principal uses of cash are to fund the property improvement funds of the Orlando World Center and the Harbor Beach Hotel (the "Hotels"), required principal amortization of the mortgage debt and other debt incurred to fund costs of the capital improvements at the Hotels and cash distributions to the partners.

     Total consolidated cash provided by operations for the twelve weeks ended March 22, 1996, and March 24, 1995, was $8.8 million and $5.9 million, respectively. The variance was primarily due to a decrease in the amount due from MII from Hotel operations as of March 22, 1996, when compared to the amount due as of March 24, 1995. See discussion of results of operations below.

     For the twelve weeks ended March 22, 1996 and March 24, 1995, cash utilized in investing activities was $2.5 million and $2.3 million, respectively, consisting primarily of cash contributed to the property and improvement funds of the Hotel.

     For the twelve weeks ended March 22, 1996 and March 24, 1995, cash utilized in investing activities was $0.4 million and $0.1 million, respectively. The variance was the result of an increase in required principal repayments on the mortgage debt of the Harbor Beach Hotel.

     Other

     In the first quarter of 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Adoption of SFAS No. 121 did not have an effect on its condensed consolidated financial statements.

     SEASONALITY

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

                          PART II.  OTHER INFORMATION



     ITEM 1.   LEGAL PROCEEDINGS

     Neither the Partnerships nor the Hotels are presently subject to any material litigation nor, to the General Partner's knowledge, is any material litigation threatened against the Partnerships or the Hotels, other than routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a) 27. Financial Data Schedule

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MARRIOTT HOTEL PROPERTIES
                                         LIMITED PARTNERSHIP


                                    By:  HOTEL PROPERTIES MANAGEMENT, INC.
                                         General Partner



November 18, 1996                   By:   /s/ Bruce F. Stemerman
                                         ---------------------------------
                                         Bruce F. Stemerman
                                         President,
                                         Chief Accounting Officer and Treasurer