Form 10-Q
period 1996-06-14
MARRIOTT HOTEL PROPERTIES LTD PARTNERSHIP
filed 1996-11-19
CIK 784711

================================================================================

                       Securities and Exchange Commission

                            Washington, D.C.  20549

                                   Form 10-Q

                 [X]    Quarterly Report Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934

                      For the Quarter ended June 14, 1996

                                       OR

                 [_]    Transition Report Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934

                        Commission File Number:  0-14381

                 MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                  52-1436985
--------------------------------      ------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation  or organization)

     10400 Fernwood Road
      Bethesda, Maryland                                 20817
--------------------------------      ------------------------------------------
(Address of principal executive                       (Zip Code)
           offices)

       Registrant's telephone number, including area code:   301-380-2070



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ____
     No _____ (Not Applicable). On August 25, 1992, the Registrant filed an application for relief from the reporting requirements of the Securities Exchange Act of 1934 pursuant to Section 12(h) thereof. Because of the pendency of such application, the Registrant was not required to, and did not, make any filings pursuant to the Securities Exchange Act of 1934 from October 23, 1989 until the application was voluntarily withdrawn on November 18, 1996.

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


                               TABLE OF CONTENTS
                               -----------------

                                                                        PAGE NO.
                                                                        --------
                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Statement of Operations
           Twelve and Twenty-Four Weeks Ended June 14, 1996
           and June 16, 1995................................................ 1

         Condensed Consolidated Balance Sheet
           June 14, 1996 and December 31, 1995.............................. 2

         Condensed Consolidated Statement of Cash Flows
           Twenty-Four Weeks Ended June 14, 1996 and June 16, 1995.......... 3

         Notes to Condensed Consolidated Financial Statements............... 4

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................. 6


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.................................................. 9

Item 6.  Exhibits and Reports on Form 8-K................................... 9

                        PART I.   FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per unit amounts)

                                 Twelve Weeks Ended         Twenty-Four Weeks Ended
                                June 14,      June 16,      June 14,        June 16,
                                  1996          1995          1996            1995
                               -----------   -----------   -----------    ------------
REVENUES
 Hotel.......................  $    13,201   $    11,618   $    28,640    $     26,963
 Rental income...............        5,728         5,243        14,267          13,521
 Interest and other income...          247           163           310             217
                               -----------   -----------   -----------    ------------

                                    19,176        17,024        43,217          40,701
                               -----------   -----------   -----------    ------------

OPERATING COSTS AND EXPENSES
 Interest....................        4,916         4,870        10,118           9,840
 Depreciation and
  amortization...............        2,694         2,669         5,387           5,374
 Incentive management fee....        1,995         1,770         4,382           4,218
 Base management fee.........          885           830         1,870           1,793
 Ground rent, property
  taxes and other............        2,073         1,984         4,103           3,974
                               -----------   -----------   -----------    ------------

                                    12,563        12,123        25,860          25,199
                               -----------   -----------   -----------    ------------

INCOME BEFORE MINORITY
 INTEREST....................        6,613         4,901        17,357          15,502

MINORITY INTEREST............       (1,090)         (796)       (3,375)         (3,035)
                               -----------   -----------   -----------    ------------

NET INCOME...................  $     5,523   $     4,105   $    13,982    $     12,467
                               ===========   ===========   ===========    ============

ALLOCATION OF NET INCOME
 General Partner.............  $        55   $        41   $       140             125
 Limited Partners............        5,468         4,064        13,842          12,342
                               -----------   -----------   -----------    ------------

                               $     5,523   $     4,105   $    13,982    $     12,467
                               ===========   ===========   ===========    ============

NET INCOME PER
LIMITED PARTNER UNIT
(1,000 Units)................  $     5,468   $     4,064   $    13,842    $     12,342
                               ===========   ===========   ===========    ============



           See Notes to Condensed Consolidated Financial Statements.

          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                           June 14,    December 31,
                                                                             1996          1995
                                                                          -----------  ------------
                                                                          (Unaudited)
ASSETS

   Property and equipment, net..........................................  $  219,760   $    222,458
   Due from Marriott International, Inc. and
    affiliates..........................................................      11,507          7,136
   Minority interest....................................................       9,295         11,185
   Other assets.........................................................       8,717          6,888
   Cash and cash equivalents............................................      13,212          3,550
                                                                          ----------   ------------

                                                                          $  262,491   $    251,217
                                                                          ==========   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

   Mortgage debt........................................................  $  239,292   $    239,860
   Note payable and amounts due to Host Marriott Corporation............       6,390          6,484
   Note payable and amounts due to
     Marriott International, Inc. and affiliates........................       4,339          6,052
   Accounts payable and accrued interest................................       3,669          1,087
                                                                          ----------   ------------

     Total Liabilities..................................................     253,690        253,483
                                                                          ----------   ------------

PARTNERS' CAPITAL (DEFICIT)

   General Partner......................................................         198             87
   Limited Partners.....................................................       8,603         (2,353)
                                                                          ----------   ------------

     Total Partners' Capital (Deficit)..................................       8,801         (2,266)
                                                                          ----------   ------------

                                                                          $  262,491   $    251,217
                                                                          ==========   ============

           See Notes to Condensed Consolidated Financial Statements.

          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                     Twenty-Four Weeks Ended
                                                    June 14,          June 16,
                                                      1996              1995
                                                   ---------         ---------
                                                          (in thousands)

  OPERATING ACTIVITIES
   Net income......................................  $13,982          $12,467
   Noncash items...................................    9,001            9,175
   Changes in operating accounts...................   (3,344)          (1,832)
                                                     -------          -------

     Cash provided by operations...................   19,639           19,810
                                                     -------          -------

  INVESTING ACTIVITIES
   Additions to property and equipment.............   (2,689)          (3,491)
   Changes in property improvement funds
    and capital reserve escrow.....................   (1,968)             567
                                                     -------          -------

     Cash used in investing activities.............   (4,657)          (2,924)
                                                     -------          -------

  FINANCING ACTIVITIES
   Capital distributions to partners...............   (2,908)          (1,596)
   Capital distributions to minority
    interest.......................................   (1,485)            (990)
   Principal repayments of mortgage debt...........     (568)          (4,210)
   Repayments to Marriott International,
    Inc. and affiliates............................     (239)            (218)
   Repayments to Host Marriott Corporation.........      (80)              --
   Payment of financing costs......................      (40)              (6)
                                                     -------          -------

     Cash used in financing activities.............   (5,320)          (7,020)
                                                     -------          -------

  INCREASE IN CASH AND CASH EQUIVALENTS............    9,662            9,866

  CASH AND CASH EQUIVALENTS at beginning of period..   3,550            2,743
                                                     -------          -------

  CASH AND CASH EQUIVALENTS at end of period.......  $13,212          $12,609
                                                     =======          =======

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage and other interest.......  $ 6,885          $ 8,823
                                                     =======          =======

           See Notes to Condensed Consolidated Financial Statements.

          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     1. The accompanying condensed consolidated financial statements have been prepared by Marriott Hotel Properties Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's 1995 Form 10-K for the fiscal year ended December 31, 1995. In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 14, 1996 and December 31, 1995 and the results of operations for the twelve and twenty-four weeks ended June 14, 1996 and June 16, 1995. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

        For financial reporting purposes, net profits and net losses of the Partnership are allocated 99% to the limited partners and 1% to the General Partner. Significant differences exist between the net profits and net losses for financial reporting purposes and the net profits and net losses reported for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods, shorter depreciable lives of the assets, differences in the timing of the recognition of management fee expense and the expensing of certain costs incurred during construction which have been capitalized in the accompanying condensed consolidated financial statements.

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

        Hotel revenues consist of hotel operating results for the Orlando Hotel for the twelve and twenty-four weeks ended (in thousands):

                                  Twelve Weeks Ended                    Twenty-Four Weeks Ended
                               June 14,         June 16,               June 14,         June 16,
                                 1996             1995                   1996             1995
                             -------------  ----------------         -------------  ----------------
HOTEL SALES
 Rooms.....................      $14,545         $13,885                 $30,995          $30,024
 Food and beverage.........       11,733          10,764                  24,417           23,569
 Other.....................        3,200           3,031                   6,913            6,187
                                 -------         -------                 -------          -------
                                  29,478          27,680                  62,325           59,780
                                 -------         -------                 -------          -------

HOTEL EXPENSES
 Departmental Direct Costs
  Rooms....................        2,912           2,916                   6,060            5,767
  Food and beverage........        6,965           6,963                  14,555           14,326
 Other hotel operating
  expenses.................        6,400           6,183                  13,070           12,724
                                 -------         -------                 -------          -------
                                  16,277          16,062                  33,685           32,817
                                 -------         -------                 -------          -------

HOTEL REVENUES.............      $13,201         $11,618                 $28,640          $26,963
                                 =======         =======                 =======          =======

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS

     For the twelve and twenty-four weeks ended June 16, 1996, total consolidated Partnership revenues increased $2.2 million, or 13%, and $2.5 million, or 6%, respectively, when compared to 1995 due to strong operating results at the Hotels. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP measure of revenue). The combined REVPAR for the Hotels for the twelve-week period ended June 14, 1996 improved 5%, to $121, over the comparable period in 1995 due to a slight increase in combined average occupancy to 83% along with a 5% increase in combined average room rate to $146. On a year-to-date basis, REVPAR grew 4% to $134 as a result of a 0.4 percentage point increase in combined average occupancy to 84% along with a 3% improvement in combined average room rate to $159.

     Hotel Revenues. For the twelve and twenty-four weeks ended June 14, 1996, Hotel revenues improved $1.6 million, or 14%, and $1.7 million, or 6%, respectively, primarily through an increase in higher-rated leisure transient business at the Orlando Hotel, which allowed for restriction of discounted rates. For the twelve-week period ended June 14, 1996, REVPAR at the Orlando Hotel increased 5% over the same period in 1995 to $115 due to a 0.6 percentage point increase in average occupancy to 82% combined with a 4% increase in average room rate to $140. For the year-to-date period ended June 14, 1996, REVPAR improved 3% to $123 as a result of 0.4 percentage point increase in average occupancy to 84% combined with a 3% improvement in average room rate to $146. For the twelve and twenty-four weeks ended June 14, 1996, rooms sales increased $0.7 million, or 5%, and $1.0 million, or 3%, respectively, over 1995; rooms profit increased $0.7 million, or 6%, and $0.7 million, or 3%, respectively. Increased banquet volume associated with an overall improvement in group business led to increases of 9% and 25% in food and beverage sales and profit, respectively, for the twelve-week period ended June 14, 1996; year-to-date food and beverage sales and profit grew 4% and 7%, respectively, over 1995. Marketing efforts at the Orlando Hotel are focused on attracting short-term group demand, as well as leisure transient demand for the summer months. Demand is expected to remain strong in the leisure transient segment, especially from international markets.

     Rental Income. Rental income from the Harbor Beach Hotel for the twelve and twenty-four weeks ended June 14, 1996 increased $0.5 million, or 9%, and $0.7 million, or 6%, respectively, over 1995 as a result of a 5,800 room night increase in transient business offset by a 5,500 room night decrease in group business. REVPAR for the twelve-week period ended June 14, 1996 increased 6% over 1995 to $135 due to a 7% increase in average room rate to $162, offset by a 1.0 percentage point decrease in average occupancy. As a result, room sales and profit for the twelve-week period increased $0.4 million, or 6%, and rooms profit increased $0.4 million, or 8%, when compared to 1995. For the year-to-date period, REVPAR improved 4% over 1995 to $161 primarily due to a 4% increase in average room rate to $191 while average occupancy remained stable at 85%. Room sales for the year-to-date period increased $0.6 million, or 4%, and rooms profit increased $0.5 million, or 3%, over 1995. The Harbor Beach Hotel is expecting group business to strengthen as group demand for the remainder of the year is forecasted to increase by over 7,000 room nights over the comparable period in 1995. Demand is also expected to remain strong in the leisure transient segment, especially from international markets.

     Indirect hotel operating costs and expenses. Indirect hotel operating costs and expenses increased $0.4 million, or 5%, for the twelve weeks ended June 14, 1996 when compared to the same period in 1995. For the twenty-four weeks ended June 14, 1996, indirect hotel operating costs and expenses increased $0.4 million, or 2% over 1995. The principal components of this category are discussed below:

     Incentive management fees.  Incentive management fees increased $0.2
     -------------------------
     million, or 11%, and $0.2 million, or 5% for second quarter and year-to-date 1996, respectively. The increase was primarily a result of improved operating results at the Orlando Hotel.

     Base management fees.  Base management fees increased $55,000, or 7%, for
     --------------------
     the twelve-weeks ended June 14, 1996 and increased $77,000, or 4%, year-to-date due to improvements in total sales at the Orlando Hotel.

     Interest expense. Consolidated interest expense for the twelve weeks ended June 14, 1996 increased slightly when compared to the same period in 1995. On a year-to-date basis, consolidated interest expense increased $0.3 million, or 3%, due to an increase in the interest rate on the Orlando Mortgage Debt from 6.7% to 8.4% in connection with the June 1995 modification and extension, offset by reduced principal balances on the mortgage debt of the Hotels resulting from required principal amortization during 1995.

     Minority interest in income. Based upon its 50.5% ownership interest, the Partnership controls the Harbor Beach Partnership, and as a result, the condensed consolidated financial statements of the Partnership include the accounts of the Harbor Beach Partnership. Minority interest in income represents the net income from the Harbor Beach Partnership allocable to the co-General Partner. For the twelve and twenty-four weeks ended June 14, 1996, minority interest in income increased $0.3 million, or 37%, and $0.3 million, or 11%, respectively, over 1995, primarily due to the increase in rental income from the Harbor Beach Hotel, as discussed above, combined with decreased interest expense on the Harbor Beach Mortgage Debt.

     Net income. For the twelve weeks ended June 14, 1996, the Partnership achieved net income of $5.5 million, an increase of $1.4 million, or 35%, over the same period in 1995. For the year-to-date period, net income increased $1.5 million, or 12%, to $14.0 million. These increases were primarily due to higher hotel revenues and rental income offset by increased interest expense and an increase in minority interest in income.

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

     Principal Sources and Uses of Cash

     The Partnership's principal source of cash is from operations. Its principal uses of cash are to fund the property improvement funds of the Orlando World Center and the Harbor Beach Hotel (the "Hotels"), required principal amortization of the mortgage debt incurred to fund costs of the capital improvements at the Hotels and cash distributions to the partners.

     Total consolidated cash provided by operations for the twenty-four weeks ended June 14, 1996, and June 16, 1995, was $19.6 million and $19.8 million, respectively. The variance was primarily due to an increase in the amount due from MII from Hotel operations as of June 14, 1996, when compared to the amount due as of June 16, 1995. See discussion of results of operations below.

     For the twenty-four weeks ended June 14, 1996 and June 16, 1995, cash utilized in investing activities was $4.7 million and $2.9 million, respectively. The variance is the result of an $0.8 million increase in cash contributed to the property improvement funds of the Hotels, combined with a $1.0 million decrease in cash provided by the capital reserve escrow, which was used to fund capital improvements at the Harbor Beach Hotel during 1995. Cash contributed to the property improvement funds increased from $3.8 million to $4.6 million for the twenty-four week period ended June 14, 1996 and June 16, 1995, respectively, primarily due to an increase in the required contribution amount to the Orlando Hotel property improvement fund from 4% to 5% of total sales upon maturity of the Orlando Mortgage Debt in June 1995.

     For the twenty-four weeks ended June 14, 1996 and June 16, 1995, cash utilized in financing activities was $5.3 million and $7.2 million, respectively. The variance is the result of a $3.6 million decrease in required mortgage debt principal amortization (due to the timing of required principal repayments on the Orlando Mortgage Debt) when compared to the same period in 1995, offset by a $1.3 million increase in capital distributions to the partners and a $0.5 million increase in capital distributions to the minority general partner of the Harbor Beach Partnership.

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


                                 MARRIOTT HOTEL PROPERTIES
                                 LIMITED PARTNERSHIP

                                 By: HOTEL PROPERTIES MANAGEMENT, INC.
                                     General Partner



November 18,  1996      By: /s/ Bruce F. Stemerman
                            -------------------------------
                                     Bruce F. Stemerman
                                     President, Treasurer
                                     and Chief Accounting Officer