Form 10-Q
period 1996-09-06
MARRIOTT HOTEL PROPERTIES LTD PARTNERSHIP
filed 1996-11-19
CIK 784711

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

      [X]      Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                    For the Quarter ended September 6, 1996

                                      OR

      [ ]      Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                       Commission File Number:  0-14381

                 MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP
                 ---------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                    52-1436985
---------------------------------------   --------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation  or organization)

        10400 Fernwood Road
        Bethesda, Maryland                                 20817
---------------------------------------   --------------------------------------
(Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code:   301-380-2070



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


                               TABLE OF CONTENTS
                               -----------------

                                                                        PAGE NO.
                                                                        --------
                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


          Condensed Consolidated Statement of Operations
            Twelve and Thirty-Six Weeks Ended
            September 6, 1996 and September 8, 1995........................1

          Condensed Consolidated Balance Sheet
            September 6, 1996 and December 31, 1995........................2

          Condensed Consolidated Statement of Cash Flows
            Thirty-Six Weeks Ended September 6, 1996 and
            September 8, 1995..............................................3

          Notes to Condensed Consolidated Financial Statements.............4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................5


                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings................................................8

Item 6.   Exhibits and Reports on Form 8-K.................................8

                        PART I.   FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per unit amounts)


                                 Twelve Weeks Ended        Thirty-Six Weeks Ended
                             September 6,  September 8,  September 6,  September 8,
                                 1996          1995          1996          1995
                             ------------  ------------  ------------  ------------

REVENUES
 Hotel.....................  $     6,582   $      8,166  $     35,222  $    35,129
 Rental income.............        1,829          1,907        16,096       15,428
 Interest and other income.          385            219           695          436
                             ------------  ------------  ------------  ------------

                                   8,796         10,292        52,013       50,993
                             ------------  ------------  ------------  ------------

OPERATING COSTS AND EXPENSES
 Interest..................        4,980          5,083        15,098       14,923
  Depreciation and
  amortization.............        2,740          2,706         8,127        8,080
 Incentive management fee..          807          1,084         5,189        5,302
 Base management fee.......          626            688         2,496        2,481
 Ground rent, property
  taxes and other..........        2,108          2,178         6,211        6,152
                             ------------  ------------  ------------  ------------

                                  11,261         11,739        37,121       36,938
                             ------------  ------------  ------------  ------------
(LOSS) INCOME BEFORE
 MINORITY INTEREST.........       (2,465)        (1,447)       14,892       14,055

MINORITY INTEREST IN LOSS
 (INCOME)..................          934            905        (2,441)      (2,130)
                             ------------  ------------  ------------  ------------

NET (LOSS) INCOME..........  $    (1,531)  $       (542) $     12,451  $    11,925
                             ============  ============  ============  ============

ALLOCATION OF NET (LOSS)
 INCOME
 General Partner...........  $       (17)  $         (6) $        123  $       119
 Limited Partners..........       (1,514)          (536)       12,328       11,806
                             ------------  ------------  ------------  ------------

                             $    (1,531)  $       (542) $     12,451  $    11,925
                             ============  ============  ============  ============

NET (LOSS) INCOME PER
LIMITED PARTNER UNIT
 (1,000 Units).............  $    (1,514)  $       (536) $     12,328  $    11,806
                             ============  ============  ============  ============

           See Notes to Condensed Consolidated Financial Statements.

          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                           September 6,   December 31,
                                                              1996           1995
                                                          -------------  ------------
                                                           (Unaudited)

ASSETS

 Property and equipment, net..............................   $  222,059 $  222,458
 Due from Marriott International, Inc. and affiliates.....        6,641      7,136
 Minority interest........................................       10,229     11,185
 Other assets.............................................        5,070      6,888
 Cash and cash equivalents................................       11,834      3,550
                                                             ---------- ----------

                                                             $  255,833 $  251,217
                                                             ========== ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

 Mortgage debt............................................   $  234,940 $  239,860
 Note payable and amounts due to Host Marriott Corporation        6,209      6,484
 Note payable and amounts due to Marriott International,
  Inc. and affiliates.....................................        4,216      6,052
 Accounts payable and accrued interest....................        3,198      1,087
                                                             ---------- ----------

  Total Liabilities.......................................      248,563    253,483
                                                             ---------- ----------

PARTNERS' CAPITAL (DEFICIT)
 General Partner..........................................          181         87
 Limited Partners.........................................        7,089     (2,353)
                                                             ---------- ----------

  Total Partners' Capital (Deficit).......................        7,270     (2,266)
                                                             ---------- ----------

                                                             $  255,833 $  251,217
                                                             ========== ==========

           See Notes to Condensed Consolidated Financial Statements.

          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                    Thirty-Six Weeks Ended
                                              September 6,        September 8,
                                                  1996                1995
                                              ------------        ------------
                                                       (in thousands)

  OPERATING ACTIVITIES
   Net income.............................    $     12,451        $     11,925
   Noncash items..........................          10,927              10,989
   Changes in operating accounts..........           1,030              (2,818)
                                              ------------        ------------

     Cash provided by operations..........          24,408              20,096
                                              ------------        ------------

  INVESTING ACTIVITIES
   Additions to property and equipment....          (7,728)             (4,369)
   Changes in property improvement
    funds and capital reserve escrow......           1,588                (156)
                                              ------------        ------------

     Cash used in investing activities....          (6,140)             (4,525)
                                              ------------        ------------

  FINANCING ACTIVITIES
   Repayments of mortgage debt............          (4,920)             (4,531)
   Capital distributions to partners......          (2,908)             (1,600)
   Capital distributions to minority
    interest..............................          (1,485)               (990)
   Repayments to Marriott
    International, Inc. and affiliates....            (362)               (331)
   Repayments to Host Marriott
    Corporation...........................            (269)                  -
   Payment of financing costs.............             (40)                 (6)
                                              ------------        ------------

     Cash used in financing activities....          (9,984)             (7,458)
                                              ------------        ------------

  INCREASE IN CASH AND CASH EQUIVALENTS              8,284               8,113

  CASH AND CASH EQUIVALENTS at
   beginning of period....................           3,550               2,743
                                              ------------        ------------

  CASH AND CASH EQUIVALENTS at end of
   period.................................    $     11,834        $     10,856
                                              ============        ============

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid for mortgage and other
    interest..............................    $     12,271        $     13,735
                                              ============        ============

           See Notes to Condensed Consolidated Financial Statements.

          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


  1. The accompanying condensed consolidated financial statements have been prepared by Marriott Hotel Properties Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's 1995 Form 10-K for the fiscal year ended December 31, 1995. In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 6, 1996 and December 31, 1995 and the results of operations for the twelve and thirty-six weeks ended September 6, 1996 and September 8, 1995. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

      Hotel revenues consist of hotel operating results for the Orlando Hotel for the twelve and thirty-six weeks ended (in thousands):


                               Twelve Weeks Ended       Thirty-Six Weeks Ended
                            September 6, September 8,  September 6, September 8,
                                1996          1995         1996         1995
                            -----------  ------------  -----------  ------------
HOTEL SALES
 Rooms..................... $    10,180  $     10,936  $    41,175  $     40,960
 Food and beverage.........       8,595         9,810       33,012        33,379
 Other.....................       2,087         2,158        9,000         8,345
                            -----------  ------------  -----------  ------------
                                 20,862        22,904       83,187        82,684
                            -----------  ------------  -----------  ------------

HOTEL EXPENSES
 Departmental Direct Costs
  Rooms....................       2,433         2,559        8,493         8,326
  Food and beverage........       5,829         6,176       20,384        20,502
 Other hotel operating
  expenses.................       6,018         6,003       19,088        18,727
                            -----------  ------------  -----------  ------------
                                 14,280        14,738       47,965        47,555
                            -----------  ------------  -----------  ------------

HOTEL REVENUES............. $     6,582  $      8,166  $    35,222  $     35,129
                            ===========  ============  ===========  ============

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

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  RESULTS OF OPERATIONS

  For the twelve weeks ended September 6, 1996, total consolidated Partnership revenues decreased $1.5 million, or 15%, when compared to the same period in 1995 primarily due to an anticipated decrease in group demand at both hotels. However, for the thirty-six weeks ended September 6, 1996, total consolidated Partnership revenues increased $1.0 million, or 2%, when compared to 1995.
  The combined REVPAR, or revenue per available room, for the Hotels for the twelve-week period ended September 6, 1996 declined 3% to $81 from the comparable period in 1995 due to a 3.7 percentage point decrease in combined average occupancy to 73% partially offset by a 2% increase in combined average room rate to $111. On a year-to-date basis, combined REVPAR grew 2% to $117 as a result of a 3% increase in combined average room rate to $145.

  Hotel Revenues. For the twelve weeks ended September 6, 1996, hotel revenues declined $1.6 million, or 19%, when compared to the same period in 1995 due to an anticipated decline in group demand. REVPAR for the twelve-week period ended September 6, 1996 at the Orlando Hotel decreased 7% to $80 from the same period in 1995 due to a 6.9 percentage point decrease in average occupancy to 71% offset by a 1% increase in average room rate to $114. The decrease in room nights from the group segment was partially offset by an increase in occupancy in the transient segment, which resulted in the slight increase in average room rate for the quarter. Overall demand for the quarter decreased by 7,900 room nights, which resulted in decreases in rooms sales and profit of $0.8 million, or 7%, and $0.6 million, or 8%, respectively. In addition, the decline in group business when compared to third quarter 1995 adversely affected catering and banquet volume, resulting in decreases in food and beverage sales and profit of $1.2 million, or 12%, and $0.9 million, or 24%, respectively. For the year-to-date period ended September 6, 1996, hotel revenues increased slightly when compared to 1995. Year-to-date REVPAR improved slightly as a result of a 3% improvement in average room rate to $137 offset by a 1.8 percentage point decrease in average occupancy to 80%. For the year-to-date, rooms profit has remained flat when compared to 1995, while food and beverage profit has decreased by $0.3 million, or 2%. The Orlando Hotel has benefited from improved profit in ancillary activities such as golf course, telephone and gift shop operations. Marketing efforts at the Orlando Hotel are focused on attracting short-term group demand. Demand is expected to remain strong in the leisure transient segment, especially from international markets.

  Rental Income. Rental income from the Harbor Beach Hotel for the twelve weeks ended September 6, 1996 decreased $80,000, or 4%, from the comparable period in 1995. Pursuant to the Operating Lease Agreement, the calculation of rental income is based upon the payout of operating profit, as defined, of the Harbor Beach Hotel. The Harbor Beach Partnership receives Performance Rental equal to the first $10.4 million of annual operating profit of the Harbor Beach Hotel. Operating profit in excess of the $10.4 million is split 50% to the Harbor Beach Partnership, which is considered Additional Performance Rental, and 50% to Marriott Hotel Services, Inc. (the "Operating Tenant"). For the year-to-date period ended September 6, 1996, the Hotel has earned the full amount of Performance Rental for the year and is currently earning Additional Performance Rental. In previous years, the Hotel did not achieve the full amount of Performance Rental until the fourth quarter. As a result, third quarter 1996 rental income decreased from the same period in 1995 due to amounts paid to the Operating Tenant from operating profit. For the thirty-six weeks ended September 6, 1996 total rental income increased $0.7, or 4%, over 1995. Performance Rental for the year-to-date increased $0.4 million, or 4%, over 1995. Additional Performance Rental for the 1996 year-to-date period was $0.3 million compared to $-0- for the same period in 1995. REVPAR for the twelve-week period ended September 6, 1996 increased 7% over 1995 to $83 due to a 4% increase in average room rate to $107 combined with a 2.3 percentage point increase in average occupancy to 78%. As a result, room sales for the twelve-week period increased $0.3 million, or 7%, and rooms profit increased $0.4 million, or 13%, when compared to 1995. For the year-to-date period, REVPAR improved 5% over 1995 to $135 primarily due to a 3% increase in average room rate to $164 combined with a 1.0 percentage point increase in average occupancy to 82%. Room sales for the year-to-date period increased $0.9 million, or 4%, and rooms profit increased $0.8 million, or 5%, over 1995.
  The Hotel has benefited from strong leisure transient demand, especially from international markets. Demand in this segment is expected to remain strong throughout the remainder of the year. In addition, operations are expected to remain strong through the first half of 1997 due to strong advanced bookings in the group segment.

  Indirect hotel operating costs and expenses. Indirect hotel operating costs and expenses decreased $0.4 million, or 6%, for the twelve weeks ended September 6, 1996 when compared to the same period in 1995. For the thirty-six weeks ended

  September 6, 1996, indirect hotel operating costs and expenses remained stable when compared to 1995. The principal components of this category are discussed below:

  Incentive management fees.  Incentive management fees decreased $0.3 million,
  -------------------------
  or 26%, and $0.1 million, or 2% for third quarter and year-to-date 1996, respectively. The decreases were primarily a result of decreases in operating results at the Orlando Hotel for the third quarter and year-to-date.

  Base management fees.  Base management fees decreased $62,000, or 9%, for the
  --------------------
  twelve-weeks ended September 6, 1996 due to a slight decrease in total third quarter sales at the Orlando Hotel. Base management fees increased $15,000, or 1%, year-to-date due to improvements in total year-to-date sales at the Orlando Hotel.

  Interest expense. Consolidated interest expense for the twelve weeks ended September 6, 1996 decreased $0.1 million, or 2%, when compared to the same period in 1995. On a year-to-date basis, consolidated interest expense increased $0.2 million, or 1%, due to an increase in the interest rate on the Orlando Mortgage Debt from 6.7% to 8.4% in connection with the June 1995 modification and extension, offset by reduced principal balances on the mortgage debt of the Hotels resulting from required principal amortization during 1996 and 1995.

  Minority interest in loss (income). Based upon its 50.5% ownership interest, the Partnership controls the Harbor Beach Partnership, and as a result, the condensed consolidated financial statements of the Partnership include the accounts of the Harbor Beach Partnership. Minority interest in loss (income) represents the net loss or income from the Harbor Beach Partnership allocable to the co-General Partner. For the twelve weeks ended September 6, 1996, minority interest in loss increased slightly when compared to the same period in 1995. Due to the seasonality of operations of the Harbor Beach Hotel, the Harbor Beach Partnership historically reports a loss for the third quarter of the year. For the thirty-six weeks ended September 6, 1996, minority interest in income increased $0.3 million, or 15%, over 1995 primarily due to the increase in rental income from the Harbor Beach Hotel combined with decreased interest expense on the Harbor Beach Mortgage Debt.

  Net (loss) income. For the twelve weeks ended September 6, 1996, the Partnership recorded a net loss of $1.5 million, a decrease of $1.0 million from the same period in 1995. This was primarily due to a decrease in hotel revenues from the Orlando Hotel combined with a slight decrease in rental income from the Harbor Beach Hotel for the quarter, offset slightly by decreases in incentive and base management fee expense. For the year-to-date period, net income increased $0.5 million, or 4%, to $12.5 million. These increases were primarily due to higher year-to-date hotel revenues and rental income offset by increased consolidated interest expense and an increase in minority interest in income.

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

  Total consolidated cash provided by operations for the thirty-six weeks ended September 6, 1996 and September 8, 1995, was $24.4 million and $20.1 million, respectively. The variance was the result of a $3.8 million increase in the change in operating accounts, primarily accrued interest and amounts due to and from MII and affiliates, combined with a $0.5 million increase in net income for the thirty-six weeks ended September 6, 1996.

  For the thirty-six weeks ended September 6, 1996 and September 8, 1995, cash utilized in investing activities was $6.1 million and $4.5 million, respectively. The variance is the result of a $3.4 million increase in capital expenditures and a

  $1.0 million decrease in the capital reserve escrow, which was used to fund capital improvements at the Harbor Beach Hotel during 1995. In addition, cash contributed to the property improvement funds of the Hotels was $6.0 million and $5.4 million for the thirty-six weeks ended September 6, 1996 and September 8, 1995, respectively. This increase is due primarily to an increase in the required contribution amount to the Orlando Hotel property improvement fund from 4% to 5% of total sales upon maturity of the Orlando Mortgage Debt in June 1995.

  For the thirty-six weeks ended September 6, 1996 and September 8, 1995, cash utilized in financing activities was $10.0 million and $7.5 million, respectively. The variance is primarily the result of a $1.3 million increase in capital distributions to the partners of the Partnership and a $0.5 million increase in capital distributions to the minority general partner of the Harbor Beach Partnership. In addition, year-to-date repayment of mortgage debt principal increased $0.4 million and repayments to Host Marriott increased $0.3 million when compared to 1995.

  Other

  In first quarter 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Adoption of SFAS No. 121 did not have an effect on its condensed consolidated financial statements.

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


                                   MARRIOTT HOTEL PROPERTIES
                                   LIMITED PARTNERSHIP

                                   By:  HOTEL PROPERTIES MANAGEMENT, INC.
                                        General Partner



November 18,  1996      By:   /s/ Bruce F. Stemerman
                             --------------------------------------
                             Bruce F. Stemerman
                             President, Treasurer and Chief Accounting Officer