Form 10-K/A
period 1995-12-31
MARRIOTT HOTEL PROPERTIES LTD PARTNERSHIP
filed 1996-12-19
CIK 784711

                       Securities and Exchange Commission
                            Washington, D.C.  20549
                                  Form 10-K/A

            [X]  Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the fiscal year ended December 31, 1995

                                      OR

            [_]  Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                       Commission File Number:   0-14381
                                                --------

                 MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP
                 ---------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                          52-1436985
-----------------------------------------          -----------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification No.)

          10400 Fernwood Road
          Bethesda, Maryland                                   20817
-----------------------------------------          -----------------------------
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code:  301-380-2070

          Securities registered pursuant to Section 12(b) of the Act:

                                Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes ___ No ___ (Not Applicable). On August 25, 1992, the Registrant filed an application for relief from the reporting requirements of the Securities Exchange Act of 1934 pursuant to Section 12(h) thereof. Because of the pendency of such application, the Registrant was not required to, and did not, make any filings pursuant to the Securities Exchange Act of 1934 from October 23, 1989 until the application was voluntarily withdrawn on November 19, 1996.

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

              2.d. Notice of Trustee's Sale dated October 22, 1993, to foreclose and sell the Warner Center Hotel.

              3.a Amended and Restated Agreement of Limited Partnership of Marriott Hotel Properties Limited Partnership dated November 27, 1985. Incorporated by reference from Exhibit 3a. of the amended registration statement on Form 10 dated September 29, 1986.

              3.b. Amended and Restated Partnership Agreement of Lauderdale
                   Beach Association dated July 1, 1986. Incorporated by reference from Exhibit 3c. of the 1986 Form 10-K.

              3. c. Certificate of Incorporation and By-Laws of Marriott Orlando
                    Capital Corporation dated April 30, 1987. Incorporated by reference from Exhibit 3d. of the 1987 Form 10-K.

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

              10.e. Intentionally Omitted.

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

              10.h. Amended and Restated Term Loan Agreement between Lauderdale
                    Beach Association and Aetna Life Insurance Company dated July, 1, 1993.

              10.i. Loan Agreement between Marriott International Capital
                    Corporation and Lauderdale Beach Association dated July 21, 1994.

              10.j. Amended and Restated Term Loan Agreement between Marriott
                    Hotel Properties Limited Partnership and The Sanwa Bank Limited dated June 16, 1995.

              27.   Financial Data Schedule  (Previously Filed).

        (b)   REPORTS ON FORM 8-K

              No reports on Form 8-K were filed during 1995.

                                 SIGNATURE
                                 ---------


          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on December 19, 1996.



                    MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP

                    By:  HOTEL PROPERTIES MANAGEMENT, INC.
                         General Partner


                    By: /s/ Bruce F. Stemerman
                        ----------------------
                        Bruce F. Stemerman
                        President, Chief Accounting Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on December 19, 1996.


Signature                       Title
---------                       -----
                                (HOTEL PROPERTIES MANAGEMENT, INC.)


  /s/ Bruce F. Stemerman        President, Chief Accounting Officer and
----------------------------    Treasurer
 Bruce F. Stemerman             (Principal Executive Officer and
                                   Principal Accounting Officer)


  /s/ Robert E. Parsons, Jr.    Vice President and Director
----------------------------    (Principal Financial Officer)
 Robert E. Parsons, Jr.


  /s/ William E. Einstein       Vice President and Director
----------------------------
 William E. Einstein


  /s/ Christopher G. Townsend   Vice President, Director and Secretary
----------------------------
 Christopher G. Townsend