Form 10-K
period 1996-12-31
MARRIOTT HOTEL PROPERTIES LTD PARTNERSHIP
filed 1997-03-28
CIK 784711

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K

                 o Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1996

                                       OR

              |_| Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission File Number: 0-14381

                  MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP
 -------------------------------------------------------------------------------


             (Exact name of registrant as specified in its charter)

              Delaware                                   52-1436985
------------------------------------------ -------------------------------------
     (State or other jurisdiction of            (I.R.S.  Employer  incorporation
              or organization)                        Identification No.)

           10400 Fernwood Road
            Bethesda, Maryland                               20817
------------------------------------------- ------------------------------------
 (Address of principal executive offices)                 (Zip Code)


        Registrant's telephone number, including area code: 301-380-2070
           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable
           Securities registered pursuant to Section 12(g) of the Act:
                      Units of Limited Partnership Interest
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days:
                          Yes x/ No (Not Applicable).


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] (Not Applicable)


                       Documents Incorporated by Reference
                                      None
 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------

 -------------------------------------------------------------------------------



                         MARRIOTT HOTEL PROPERTIES, L.P
 -------------------------------------------------------------------------------
                                TABLE OF CONTENTS

                                    PAGE NO.

                                     PART I
                                                                            Page
Item 1.     Business........................................................  1

Item 2.     Properties......................................................  6

Item 3.     Legal Proceedings...............................................  8

Item 4.     Submission of Matters to a Vote of Security Holders.............  8

                                     PART II

Item 5.     Market For Registrant's Common Equity and
            Related Security Holder Matters................................. 10

Item 6.     Selected Financial Data......................................... 11

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................... 12

Item 8.     Financial Statements and Supplementary Data..................... 20

Item 9.     Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure........................................ 37


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.............. 37

Item 11.    Executive Compensation.......................................... 38

Item 12.    Security Ownership of Certain Beneficial Owners and Management.. 38

Item 13.    Certain Relationships and Related Transactions.................. 39


                                     PART IV

Item 14.    Exhibits, Supplemental Financial Statement Schedules
            and Reports on Form 8-K......................................... 42

                                     PART I






ITEM 1.   BUSINESS

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

The Orlando Hotel was designed as part of the MII network of convention hotels and thus has extensive meeting and convention facilities. The Orlando Hotel's business is oriented primarily to professional meeting planners who book conventions in Orlando. During the past five years, group business has accounted for most of the business at the Orlando Hotel. For the year ended December 31, 1996, 75% of its business was derived from group demand. The Orlando Hotel offers group guests award winning service, approximately 200,000 square feet of meeting space, all on one level, 18 holes of golf on-site, numerous restaurants and the flexibility to achieve the guests' desired goals. The group business segment is comprised of corporate groups, association groups and other market segments including social groups (weddings), military, religious, fraternal and international groups. During 1996, the Orlando Hotel experienced a decrease of approximately 5,000 group room nights but the decrease in group occupancy was offset by increased transient demand.

The Orlando Hotel added an additional 50,960 square foot ballroom and exhibition hall in 1990 to enhance the Orlando Hotel's ability to attract guests and large group business. Host Marriott provided interim financing of up to $14 million to fund the construction of this ballroom and on June 16, 1992, the ballroom loan of $13.2 million was converted to a revolving line of credit. As of December 31, 1996, the outstanding principal balance under this line of credit was $2,294,000. In 1996, the Orlando completed the first phase of a rooms renovation. The second half of the renovation is expected to be completed in 1997. The 1997 project will require a loan of approximately $3.0 million from the Manager. These projects were necessary to remain competitive in a challenging market.

The Harbor Beach Hotel has positioned itself to attract both the leisure traveler and the group meeting planner who is seeking a luxurious resort experience. The Harbor Beach Hotel offers easy air accessibility, the largest private beach in the Fort Lauderdale area and the quality and consistency associated with the Marriott name. The Harbor Beach Hotel's business is split between business from transient and group guests. For the year ended December 31, 1996, group business comprised 51% of total room nights compared to 55% in 1995. The decrease in group business was offset by increased transient demand, especially in the leisure segment.

During 1994, the Harbor Beach Hotel completed a rooms renovation which helped the property realize a competitive advantage in the Fort Lauderdale market. Marketing efforts at the Harbor Beach Hotel have emphasized the newly renovated guest quarters. Financing for the rooms renovation was obtained from a wholly-owned subsidiary of MII. The loan provided financing of up to $2.8 million. As of December 31, 1996, the outstanding principal balance of the loan was $1,893,000.

Organization of the Partnership

The Partnership was formed on August 22, 1984, to acquire, construct, own and operate the Orlando Hotel. Host Marriott was the initial General Partner of the Partnership and Airline Foods, Inc., a wholly-owned subsidiary of Host Marriott, was the initial limited partner. Between November 1, 1985 and November 27, 1985 (the "Closing Date"), 1,000 limited partnership interests (the "Units") for $10,000 a Unit, representing a 99% interest in the Partnership, were sold in a private placement. The limited partners paid $10,000,000 in cash on the Closing Date with the remainder due in five annual installments through May 15, 1990. The limited partners' obligations to make the installment payments were evidenced by promissory notes (the "Investor Notes") payable to the Partnership and secured by the Units. Prior to the Closing Date, Marriott Hotel Properties, Inc. was admitted as General Partner in lieu of Host Marriott, and on the Closing Date, Airline Foods, Inc. withdrew as a limited partner. In consideration for agreeing to admit the additional limited partners to the Partnership, Airline Foods, Inc. was paid $650,000 in cash at closing and received $45,350,000 of investor notes. On April 22, 1992, the General Partner's name was changed from Marriott Hotel Properties, Inc. to Hotel Properties Management, Inc.

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

Debt Financing

Upon loan maturity on June 16, 1995, the lender granted the Partnership a forbearance on the Orlando Hotel mortgage debt (the "Orlando Mortgage Debt"), extending it through October 31, 1995. On October 31, 1995, the Partnership successfully completed a modification and extension of this loan. The Orlando Mortgage Debt is non-recourse to the Partnership and its partners. The Orlando Mortgage Debt bears a fixed rate of interest of 8.44%, requires semi-annual amortization of principal totaling $30 million over the term of the loan, and matures on June 16, 2000 with unamortized principal of $127 million due at that time. As of December 31, 1996, the outstanding principal balance was $145,479,000. The Orlando Mortgage Debt is collateralized by the Orlando Hotel, all personal property associated with the Orlando Hotel, the land on which the Orlando Hotel and golf course are located and an assignment of certain operating agreements. It is expected that the Orlando Mortgage Debt will be refinanced at or prior to the maturity thereof, depending upon prevailing market conditions and interest rates. However there are no current plans or proposals to refinance the Orlando Mortgage Debt.

On March 29, 1994, the Harbor Beach Partnership completed a restructuring of its $92 million loan (the "Harbor Beach Mortgage Debt"). The Harbor Beach Mortgage Debt carries a fixed rate of interest of 9.125%. Interest only was due and payable for the first twelve payments through and including April 1, 1995. On May 1, 1995, monthly payments of principal and interest in the amount of $772,600 began and will continue until maturity on May 1, 2000. The loan amortizes based on a 22-year effective amortization period. As of December 31, 1996, the outstanding principal balance was $85,480,000. The Harbor Beach Mortgage Debt is non-recourse to the Harbor Beach Partnership and its partners. The Harbor Beach Mortgage Debt is collateralized by all property and assets of the Harbor Beach Hotel. No debt service guaranty was provided during the March 1994 restructuring. On July 1, 1993, Host Marriott was released from its guarantee of interest payments up to $9 million, of which no amounts had been advanced at maturity. It is expected that the Harbor Beach Mortgage Debt will be refinanced at or prior to the maturity thereof, depending upon prevailing market conditions and interest rates. However there are no current plans or proposals to refinance the Harbor Beach Mortgage Debt.

Orlando Ballroom Loan

During 1990, Host Marriott provided financing of $13.2 million to fund the construction of a new ballroom and exhibition hall at the Orlando Hotel (the "Orlando Ballroom Loan"). The weighted average effective interest rate for the year ended December 31, 1996, was 8.25%. As of December 31, 1996, the outstanding principal balance was $2,294,000.

Harbor Beach Rooms Renovation Loan

On July 21, 1994, the Harbor Beach Partnership entered into a loan agreement (the "Harbor Beach Rooms Renovation Loan") with Marriott International Capital Corporation, a wholly-owned subsidiary of MII, in conjunction with a rooms and suites refurbishment at the Harbor Beach Hotel. The loan provided financing of up to $2.8 million, plus accrued interest through December 31, 1994, to fund costs in excess of funds available in the Harbor Beach Partnership's property improvement fund. This unsecured loan carries a fixed rate of interest of 8% and matures on December 31, 1999. Payments of principal and interest based upon a five-year amortization period commenced in January 1995. Under the terms of the loan, the debt service payments are included as a deduction in determining the fees paid to MHSI pursuant to the Operating Lease. As of December 31, 1996, the outstanding principal balance was $1,893,000.

Material Contracts

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

Pursuant to the Management Agreement and the Operating Lease, the Hotels are operated as part of the Marriott full-service hotel system. The Marriott full-service hotel system consists of hotels, resorts, and suites operated under the Marriott name. At December 31, 1996, the Marriott full-service hotel system included 316 Marriott Hotels, Resorts and Suites located in 40 states, the District of Columbia and 26 foreign countries with a total of 120,787 guest rooms.

Full-service hotels operated by MII generally contain between 300 and 500 rooms. However, the 19 convention hotels (18,500 rooms) operated by MII, including the Orlando Hotel, are larger and contain up to 1,900 rooms. Room rates generally range  between  $95 and $265  per  night  depending  upon  location  and type of facility. Marriott full-service hotel facilities typically include swimming pools, gift shops, convention and banquet facilities, a variety of restaurants and lounges and parking facilities. The 30 Marriott resort hotels (14,000 rooms), including the Harbor Beach Hotel, have additional recreational facilities, such as tennis courts and golf courses.

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

Conflicts of Interest

Because Host Marriott and its affiliates own and/or operate hotels other than those owned by the Partnerships, potential conflicts of interest exist. With respect to these potential conflicts of interest, Host Marriott and its affiliates retain a free right to compete with the Partnerships' Hotels, including the right to develop competing hotels now and in the future, in addition to those existing hotels which may compete directly or indirectly. Under Delaware law, the General Partner has a fiduciary duty to the Partnership and is required to exercise good faith and loyalty in all its dealings with respect to Partnership affairs.

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

The Harbor Beach Partnership Agreement contains similar provisions with respect to the Harbor Beach Partnership.

Employees

The Partnership have no employees; however, employees of the General Partner are available to perform administrative services for the Partnership. The Partnership reimburses the General Partner for the cost of providing such services. See Item 11, "Executive Compensation", for information regarding payments to the General Partner for the cost of providing administrative services to the Partnership.

The Hotels are staffed by employees of MII and the Operating Tenant.


ITEM 2.   PROPERTIES

As of December 31, 1996, the Partnerships' properties consisted of two hotels, both of which are currently in full operation and described below.

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

Several new hotel projects are expected to enter the market in the near future, including hotels by Disney and Sheraton. Disney's plans for 1997 include a Coronado Springs Resort with 1,967 guest rooms and 99,000 square feet of meeting space and an expansion of Disney's All-Star Resort by 5,400 guest rooms. In addition, Loew's Corporation has plans to construct a 750 all-suite resort to open in late 1999 and to construct a major convention hotel with 1,300 guest rooms with over 250,000 square feet of meeting space. This convention hotel is scheduled to open in early 1999 to coincide with the expansion of Universal Studios. As a result of the continued expansion of Walt Disney World, hotel construction in the Orlando market is expected to continue with additional hotels possible in the near term.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners in 1996 or in prior years. On January 14, 1997, in conjunction with a tender offer (the "Tender Offer") for limited partnership units by MHP Acquisition Corporation (the "Purchaser"), the General Partner solicited the consent of the limited partners of the Partnership to the following amendments to the Partnership Agreement:

o An amendment that (a) revises the provisions limiting the voting ights of the General Partner and its affiliates to permit the General Partner and its affiliates (including the Purchaser) to have full voting rights with respect to all Units currently held by the General Partner or acquired by its affiliates except on matters where the General Partner and its affiliates have an actual economic interest other than as an Unit holder or general partner (an "Interested Transaction"), and (b) establish special voting standards with respect to Interested Transactions to permit action to be taken only if (i) a majority of Units by limited partners other than the General Partner and its affiliates are present in person or by proxy or consent for the vote on an Interested Transaction and (ii) the Interested Transaction is approved by limited partners holding a majority of the outstanding Units, with all Units actually voted by limited partners other than the General Partner and its affiliates.

o An amendment that amends the definition of "Affiliate" to make clear that a publicly-traded entity (such as Marriott International, Inc.) will not be deemed an affiliate of the General Partner or any of its affiliates unless a person or group of persons directly or indirectly owns twenty percent (20%) or more of the outstanding common stock of both the General Partner (or its affiliates) and such other entity.

o An amendment that revises the provisions relating to the authority of the General Partner to permit the General Partner, without obtaining the consent of the limited partners, to (i) sell or otherwise transfer to an independent third party the assets of the Partnership, including the Orlando Hotel and the Partnership's 50.5% general partnership interest in the Harbor Beach Partnership, and (ii) vote its interest in the Harbor Beach Partnership in favor of the sale or other disposition of the Harbor Beach Hotel to an independent third party.

o An amendment that (i) revises the provision that permits Unit transfers only on the first day of a fiscal quarter, so that (a) the Units tendered pursuant to the Tender Offer and accepted for payment (the "Accepted Units") are transferred to the Purchaser on the date on which payment for the Accepted Units pursuant to the Tender Offer occurs (the "Closing Date") and (b) any subsequent transfer of Units by the Purchaser could occur on the designated Closing Date, rather than on the first day of a fiscal quarter; and (ii) revise the provision that prohibits Unit transfers that result in the assignor or assignee owning a fraction of a Unit other than a half-Unit to permit fractions of Units to be
      purchased  by the  Purchaser  pursuant to the Tender Offer,   and  the
      subsequent assignment of such fractional interests, provided that such fractional interests are assigned in their entirety.

o An amendment that revises the provisions relating to the allocation of profits and losses and cash distributions, so that tendering Unit holders receive allocations of profit and loss with respect to the Accepted Units for periods up to and including, but not beyond, the accounting period ending prior to the Closing Date and do not receive cash distributions with respect to the Accepted Units made after the Closing Date.

o Amendments to certain terms and sections of the Partnership Agreement in order to reflect various U.S. Treasury Department Regulations that have been issued subsequent to the formation of the Partnership.

o Amendments to certain terms and sections of the Partnership Agreement in order to (i) reflect the fact that Host Marriott no longer owns the management business conducted by Marriott International, Inc., (ii) delete certain obsolete references to entities and agreements that are no longer in existence and (iii) update the Partnership Agreement to reflect the passage of time since the formation of the Partnership.

o An amendment that permits the General Partner, without the consent of the limited partners, to make any amendment to the Partnership Agreement as is necessary to clarify the provisions thereof so long as such amendment does not affect the rights of the limited partners under the Partnership Agreement in any material respect.

A majority of the limited partners approved all of the amendments to the Partnership Agreement.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SECURITY HOLDER MATTERS

There is currently no public market for the Units and it is not anticipated that a public market for the Units will develop. Transfers of Units are limited to the first day of each fiscal quarter, and are subject to approval by the General Partner in its sole and absolute discretion and certain other restrictions. As a result of the Tender Offer, the Purchaser acquired approximately 464 Units on January 14, 1997. As of February 20, 1997, there were 639 holders of record of the 1,000 limited partnership Units.

In accordance with Sections 4.06 and 4.09 of the Partnership Agreement, cash available for distribution for any fiscal year will be distributed at least annually, as soon as practicable after the close of each fiscal year, to the partners of record at the end of each fiscal quarter during such fiscal year as follows:

          (i) first, through and including the end of the fiscal quarter during which the General Partner and the limited partners shall have received cumulative distributions of refinancing and/or sales proceeds ("Capital Receipts") equal to 50% of their capital contributions (this threshold has not been met as of December 31, 1996), 1% to the General Partner and 99% to the limited partners;

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

As of December 31, 1996, cumulative distributions of Capital Receipts equaled $7,379,000 ($74,000 to the General Partner and $7,305,000 to the limited partners ($7,305 per Unit)).


ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data presents historical operating information for the Partnership for each of the five years ended December 31, 1996. In November 1993, the lender foreclosed on the Warner Center Hotel. Thus, operating results are not comparable for all years presented:

                                                            1996        1995        1994        1993        1992
                                                             (in thousands, except per unit amounts)
Partnership Net income (loss):

Revenues..................................................$  72,753   $  67,677   $  59,759   $  62,204   $ 63,912
                                                          =========   =========   =========   =========   ========

Net income (loss) before extraordinary
  item and minority interest..............................$  21,097   $  14,868   $   7,834   $ (24,572)  $ (1,707)

Extraordinary item........................................       --          --          --      40,356         --
                                                          ---------   ---------   ---------   ---------   --------

Net income (loss) before minority interest................$  21,097   $  14,868   $   7,834   $  15,784   $ (1,707)

Minority interest.........................................   (2,648)     (1,718)       (523)     (1,036)      (185)
                                                          ---------   ---------   ---------   ---------   --------

Net income (loss).........................................$  18,449   $  13,150   $   7,311   $  14,748   $ (1,892)
                                                          =========   =========   =========   =========   ========

Net income (loss) per limited partner Unit (1,000 Units):

Net income (loss) before extraordinary
  item and minority interest..............................$  20,887   $  14,719   $   7,756   $ (24,326)  $ (1,690)

Extraordinary item........................................       --          --          --      39,952         --

Minority interest.........................................   (2,622)     (1,701)       (518)     (1,026)      (183)
                                                          ---------   ---------   ---------   ---------   --------

Net income (loss) per Unit................................$  18,265   $  13,018   $   7,238   $  14,600   $ (1,873)
                                                          =========   =========   =========   =========   ========

Total Assets..............................................$ 249,441   $ 251,217   $ 254,058   $ 257,620   $332,961
                                                          =========   =========   =========   =========   ========

Total Obligations.........................................$ 238,272   $ 253,483   $ 267,369   $ 278,242   $368,331
                                                          =========   =========   =========   =========   ========

Cash Distributions per limited partner
  Unit (1,000 Units)......................................$   4,970   $   2,084   $      --   $      --   $     --
                                                          =========   =========   =========   =========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis addresses the results of operations of the Partnership for the fiscal years ended December 31, 1996, 1995 and 1994. During the period from 1994 through 1996 consolidated Partnership hotel sales increased from $103.5 million to $120.3 million primarily due to strong group demand in the Orlando market. Consolidated Partnership hotel revenues grew from $41.2 million in 1994 to $50.5 million in 1996. Rental income grew from $17.3 million to $21.3 million during the period from 1994 to 1996 as a result of strong operating results at the Harbor Beach Hotel.

Growth in the Partnership's Hotels total room sales, and thus hotel revenues and rental income, is primarily a function of average room rates, as well as control of hotel operating costs. In addition, due to the amount of meeting/convention business at the Orlando Hotel, food and beverage operations, especially in the banquet and catering areas, have a direct effect on the Partnership's hotel revenues. Combined average occupancy for the Partnership's Hotels grew from 74% in 1994 to 79% in 1995 and 1996. Occupancy remained constant in 1996 primarily due to the completion of the first phase of the Orlando Hotel rooms renovation which decreased the total available rooms for sale in 1996. The combined average room rate for the Hotels during this period increased from $134 in 1994 to $145 in 1996 due to continuing strong demand in the Orlando and Ft. Lauderdale markets. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP measure of revenue). REVPAR does not include food and beverage or other ancillary revenues generated by the Partnership's Hotels. The consolidated REVPAR for the Partnership's Hotels for each of the periods ended December 31, 1996, 1995, and 1994 was $114, $110 and $100, respectively. Combined food and beverage sales increased from $57.3 million in 1994 to $68.6 million in 1996 primarily due to an increase in banquet sales.

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

Results of Operations

1996 Compared to 1995

Hotel Revenues. Hotel revenues increased approximately $3.3 million, or 7%, over 1995 as a result of continued growth in corporate group and transient business. REVPAR at the Orlando Hotel increased 2% over 1995 to $106. This increase was a result of the Hotel's ability to restrict discounted rates and achieve a higher average room rate. The average room rate increased 4% from 1995 to $137. This increase was slightly offset by a 1.1 percentage point decrease in average occupancy to 78%. The first half of a rooms renovation project was completed during 1996 thus decreasing the availability of rooms for sale. As a result of the increase in REVPAR, room sales at the Orlando Hotel increased $2.4 million, or 4.2%, over 1995. Food and beverage sales in 1996 increased $2.1 million or 4.7% over 1995 primarily due to a 5.9% increase in banquet sales. Food and beverage profit increased $1.0 million or 5.7% over 1995 due to the increase in revenues combined with continued emphasis on cost containment. In 1997, the Orlando Hotel expects demand will remain strong and as a result, 1997 hotel revenues are expected to increase.

Direct hotel operating costs and expenses increased $2.7 million, or 4%, over 1995 due to an increase in certain variable costs related to the increase in room sales. The ratio of operating costs to room sales declined in 1996 to 58.0% as compared to 1995 at 58.7%.

Rental Income. Rental income from the Harbor Beach Hotel increased by approximately $1.6 million, or 7.9%, when compared to 1995 due to increased transient demand especially in the leisure segment, the highest average room rate category. The Harbor Beach Hotel experienced record call volume during prime season and a significant increase in international travelers. REVPAR increased 7% over 1995 due to a 5% increase in the average room rate to $164 combined with an increase in average occupancy of 1.9 percentage points to 82%. Despite a 3% decline in group roomnights, transient roomnights increased 13% over 1995. As a result of the increase in REVPAR, room sales and profit increased 9.0% and 10.1%, or $2.6 million and $2.3 million, respectively, over 1995. For 1997, advance group bookings currently exceed 1996, primarily in the first half of the year. Projections indicate that transient demand will also remain strong in 1997. This strong demand will allow the Hotel to severely restrict discounted rates and maximize its highest rated leisure transient rate. Consequently, rental income is projected to increase in 1997.

Indirect hotel operating costs and expenses. Indirect hotel operating costs and expenses decreased by $1.3 million, or by 4.2%, from $30.9 million in 1995 to $29.6 million in 1996. The principal components of this category are discussed below:

Depreciation and amortization. Depreciation and amortization decreased by $2.0 million, or 17.4%, when compared to 1995 due to a portion of the Hotels' furniture and fixtures becoming fully depreciated in 1995.

Incentive management fees. In accordance with the Orlando Hotel Management Agreement, incentive management fees increased by $0.5 million, or 6.7%, over 1995 as a result of improved operating results at the Orlando Hotel. Cash flow from operations of the Orlando Hotel was sufficient to pay all incentive management fees earned by the Manager in 1996 and 1995.

Base management fees. In accordance with the Orlando Hotel Management Agreement, base management fees increased 5.2%, from $3.4 million in 1995 to $3.6 million in 1996, due to improved total sales at the Orlando Hotel.

Interest expense. Interest expense increased 0.6% from $21.9 million in 1995 to $22.0 million in 1996 primarily due to the Orlando Mortgage Debt loan modification and extension in October 1995. The Orlando Mortgage Debt interest rate was increased from 6.7% to 8.4% in October 1995. The effect of the interest rate increase was offset slightly by principal payments on the Orlando Mortgage Debt of $7.5 million in 1996.

Minority interest in income. Based on its 50.5% ownership interest, the Partnership controls the Harbor Beach Partnership and as a result, the accounts of the Harbor Beach Partnership are included in the consolidated financial statements of the Partnership. Minority interest in income represents the net income from the Harbor Beach Partnership allocable to the co-General Partner. Minority interest in income increased from $1.7 million in 1995 to $2.6 million in 1996 primarily due to the increase in rental income from the Harbor Beach Hotel, as discussed above.

Net income. Net income for 1996 increased $5.3 million, or 40.3%, over 1995 primarily due to higher hotel revenues and rental income, offset by increased incentive and base management fees and an increase in minority interest in income.

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

Depreciation and amortization. Depreciation and amortization decreased by $0.6 million, or 4.8%, when compared to 1994 due to a portion of the Hotels' furniture and equipment becoming fully depreciated in 1994.

Incentive management fees. In accordance with the Orlando Hotel Management Agreement, incentive management fees increased by $1.0 million, or 16.0%, over 1994 as a result of improved operating results at the Orlando Hotel. Cash flow from the operations of the Orlando Hotel was sufficient to pay all incentive management fees earned by the Manager in 1995 and 1994.

Base management fees. In accordance with the Orlando Hotel Management Agreement, base management fees increased 10.5%, from $3.1 million in 1994 to $3.4 million in 1995, due to improved total sales at the Orlando Hotel.

Ground rent, insurance and other. Ground rent, insurance and other increased $0.6 million, or 11.1%, when compared to 1994. Pursuant to the Harbor Beach Hotel ground lease, ground rent expense increased $0.1 million, or 8.3%, over 1994. Repairs and maintenance expense related to the Harbor Beach Hotel increased $0.2 million, or 10.8%, over 1994. Partnership administrative expenses increased $0.1 million, or 39.9%, over 1994 primarily due to the payment of a $0.1 million agency fee related to the modification and extension of the Orlando Mortgage Debt.

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

Capital Resources and Liquidity

Principal Sources and Uses of Cash

The Partnership's principal source of cash is from operations. Its principal uses of cash are to fund the property improvement funds of the Hotels, to pay required principal amortization of the mortgage debt and other debt incurred to fund costs of capital improvements at the Hotels, financing costs and cash distributions to the partners. Total consolidated cash provided by operations was $20.9 million, $25.8 million and $27.6 million for the years ended December 31, 1994, 1995 and 1996, respectively. Cash contributed to the property improvement fund of the Hotels, were $6.0 million, $7.7 million and $8.7 million for the years ended December 31, 1994, 1995 and 1996, respectively. Principal repayments made on the mortgage debt of the Hotels totaled $9.8 million, $9.0 million and $8.9 million for the years ended December 31, 1994, 1995 and 1996, respectively. Financing costs related to the mortgage debt of the Partnership Hotels totaled $0.3 million, $2.3 million and $40,000 for the years ended December 31, 1994, 1995 and 1996, respectively. Cash distributed to the partners was $2.1 million and $5.0 million for the years ended December 31, 1995 and 1996, respectively. There were no distributions paid to the partners in 1994. Cash distributions paid to the minority partner in Harbor Beach were $0.5 million, $1.5 million and $2.1 million for the years ended December 31, 1994, 1995 and 1996, respectively. Cash contributions from minority interest to the Harbor Beach Partnership were $39,000 in 1994. No cash contributions were required in 1995 and 1996.

Principal repayments to Host Marriott related to the Orlando ballroom loan and the Orlando Hotel rooms renovation loan totaled $4.5 million, $2.7 million and $4.1 million for the years ended December 31, 1994, 1995 and 1996, respectively. Principal repayments to Marriott International Capital Corporation ("MICC"), a wholly-owned subsidiary of MII, related to a rooms renovation loan at the Harbor Beach Hotel totaled $0.5 million for each of the years ended December 31, 1995 and 1996. MICC advanced $2.8 million to the Harbor Beach Partnership during 1994.

The General Partner believes that cash from operations will provide adequate funds for the operational needs of the Partnership and the Harbor Beach Partnership for the foreseeable future. The interest rates on the Orlando Mortgage Debt and the Harbor Beach Mortgage Debt are fixed at 8.44% and 9.13%, respectively. Both loans mature in the year 2000, at which time the loan-to-value ratios and debt service coverage of the Hotels are expected to enhance the Partnership's and the Harbor Beach Partnership's ability to secure replacement financing.

Property Improvement Funds

The Orlando Hotel Management Agreement and the Harbor Beach Hotel Operating Lease provide for the establishment of a property improvement fund for each Hotel. Pursuant to these agreements, contributions to the funds are equal to a percentage of total sales of each Hotel and are used to provide for the funding of routine capital expenditures and the replacement of furniture, fixtures, and equipment. Upon maturity of the Orlando Hotel Mortgage Debt on June 16, 1995, contributions to the Orlando Hotel fund increased to 5% of total sales. Total contributions to the Orlando Hotel fund were $4.1 million, $5.1 million and $6.0 million for the years ended December 31, 1994, 1995 and 1996, respectively. Total capital expenditures at the Orlando Hotel were $2.1 million, $4.8 million and $8.1 million for the years ended December 31, 1994, 1995 and 1996, respectively. The balance of the Orlando Hotel fund was $0.8 million as of December 31, 1996.

Contributions to the Harbor Beach Hotel's property improvement fund were equal to 4% of total hotel sales for 1994 and were 5% of total hotel sales in 1995 and 1996. Total contributions to the Harbor Beach Hotel fund were $1.9 million, $2.6 million and $2.7 million for the years ended December 31, 1994, 1995 and 1996, respectively. Total capital expenditures at the Harbor Beach Hotel were $4.7 million, $1.3 million and $1.6 million for the years ended December 31, 1994, 1995 and 1996, respectively. The balance of the Harbor Beach Hotel fund was $2.7 million as of December 31, 1996.

In 1996, the Orlando Hotel completed the first phase of a two-phase rooms renovation project that will enhance the Orlando Hotel's ability to compete in the highly competitive and rapidly expanding Orlando market. Phase two of the project is scheduled to begin in the summer of 1997. The project will require a loan of approximately $3.0 million because the project is in excess of funds available in the Orlando Hotel property improvement fund. The General Partner is currently in discussions with the Manager to provide an unsecured loan. The loan will be repaid from the future contributions to the Orlando Hotel property improvement fund. The anticipated shortfall is due to several reasons: 1) pursuant to the terms of the 1993 refinancing of the Orlando Mortgage Debt, the contribution to the Orlando Hotel property improvement fund was reduced from 5% of total sales to 4% of total sales; 2) the Partnership utilized approximately $3.0 million from the property improvement fund for capital expenditures that were to have been funded by Partnership funds exclusive of the property improvement fund; 3) payments of principal and interest on the Orlando rooms renovation loan from Host Marriott, which was incurred in 1990, were funded by a portion of the contributions to the property improvement fund; and 4) the nature of the business of the Orlando Hotel, which generally produces more wear and tear on the furniture, carpeting and other fixtures of the Orlando Hotel and increases the amount of cash necessary to ensure that the physical condition and product quality of the Orlando Hotel is maintained. The General Partner expects that contributions to the Orlando Hotel property improvement fund will be sufficient to repay the anticipated advance from MII and will provide a sufficient reserve for the future capital repair and replacement needs of the Orlando Hotel.

During the fourth quarter of 1994, the Harbor Beach Hotel completed a $4.4 million guest rooms and suites renovation. Financing for the project was provided from the Harbor Beach Hotel's property improvement fund and a $2.8 million unsecured loan from MICC. The loan carries a fixed rate of interest of 8% and is scheduled to mature on December 31, 1999. Payment of principal and interest based upon a five-year amortization period commenced in January 1995. Under the terms of the loan, the debt service payments are included as a deduction in determining the fees paid to the Operating Tenant. As of December 31, 1996, the outstanding principal balance was $1.9 million. The General Partner expects that contributions to the Harbor Beach Hotel property improvement fund will be sufficient for the future capital repair and replacement needs of the Harbor Beach Hotel.

Orlando Mortgage Debt

On January 12, 1993, the Partnership completed a refinancing of the Orlando Hotel mortgage debt (the "Orlando Mortgage Debt"). The refinanced loan carried a fixed interest rate of 6.705% through maturity on June 16, 1995, and semi-annual principal amortization was required for the years 1993 through 1995, with $9.5 million, $8.5 million and $4.0 million due in each respective year. Host Marriott provided a $10.0 million guarantee (the "Host Marriott Guarantee") of principal and interest payments; advances under the guarantee accrued interest at the Morgan Guaranty Trust Company prime rate. In addition, contributions to the Orlando Hotel's property improvement fund were reduced from 5% to 4% of total sales through June 16, 1995.

As a result of strong operating results at the Orlando Hotel, cash flow from operations was sufficient to enable the Partnership to meet the debt service requirements of the Orlando Mortgage Debt through maturity in June 1995. Interest expense on the Orlando Mortgage Debt was $12.0 million for the year ended December 31, 1994. At maturity, no advances were outstanding under the Host Marriott Guarantee. In addition, on June 8, 1994, the Partnership sold approximately two acres of land adjacent to the Orlando Hotel to Marriott Ownership Resorts, Inc., an affiliate of Marriott International, Inc. ("MII"), for use in the expansion of its existing time share complex. Proceeds from the transaction, net of selling costs, totaled $1.1 million and were used to repay principal on the Orlando Mortgage Debt. The transaction resulted in recognition of a $0.9 million gain on sale for the year ended December 31, 1994.

The Orlando Mortgage Debt matured on June 16, 1995. Upon maturity of the debt, the lender granted the Partnership a forbearance on the loan under which, for the period June 16, 1995 through October 31, 1995, the Partnership paid interest monthly in arrears at a floating rate equal to the applicable Federal Funds rate plus 225 basis points. During the forbearance period, the weighted average interest rate was 7.94%. On October 31, 1995, the Partnership successfully completed a modification and extension of the Orlando Mortgage Debt. The mortgage debt carries a fixed interest rate of 8.44%. Under the modified debt, continued semi-annual amortization of principal is required. The loan matures on June 16, 2000 with unamortized principal of $127.0 million due at that time. In addition, no debt service guarantee was required to be provided. The costs associated with the modification and extension totaled approximately $2.3 million and there were no excess proceeds from the transaction available for distribution. Interest expense was $12.9 million for the year ended December 31, 1996. The outstanding Orlando Mortgage

Debt principal balance as of December 31, 1996 and 1995, was $145.5 million and $153.0 million, respectively.

Harbor Beach Mortgage Debt

On March 29, 1994, the Harbor Beach Partnership completed a restructuring of its $92 million loan (the "Harbor Beach Mortgage Debt"). The restructured loan accrues interest at fixed rate of 9.125% and is payable monthly in arrears. Interest only was payable for the first twelve payments through and including April 1, 1995. The difference between the interest only payment and $772,600 (the "Payment Amount") was contributed to an escrow account (the "Capital Reserve Escrow") with the lender to fund capital improvements at the Harbor Beach Hotel. The Payment Amount represents the amount necessary to amortize the original principal balance over a 22-year effective amortization period. The Harbor Beach Mortgage Debt matures on May 1, 2000 and is collateralized by all property and assets of the Harbor Beach Hotel. No debt service guarantee was provided. Interest expense was $7.9 million, $8.0 million and $8.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. The outstanding Harbor Beach Mortgage Debt principal balance as of December 31, 1996 and 1995 was $85.5 million and $86.9 million, respectively.

Orlando Ballroom Loan

During 1990, Host Marriott agreed to provide financing of $13.2 million to fund the construction of a new ballroom and exhibition hall at the Orlando Hotel. Payment of principal and interest on the Orlando Ballroom Loan is subordinate to the payment of amounts due under the Orlando Mortgage Debt, repayment of any outstanding debt service guarantee advances and payment of the first 50% of incentive management fees to MII. As of December 31, 1996 and 1995, the outstanding principal balance was $2.3 million and $6.4 million, respectively. The weighted average interest rate was 8.3% for 1996, 8.8% for 1995 and 7.1% for 1994.

Inflation

For the three fiscal years ended December 31, 1996, the rate of inflation has been relatively low and, accordingly, has not had a significant impact on the Partnership's consolidated revenues and net income. The Manager and the Operating Tenant are generally able to pass through increased costs to customers through higher room rates. In 1996, the increase in average room rates at the Hotels exceeded those of direct competitors as well as the general level of inflation. As stated above, the Orlando Mortgage Debt and the Harbor Beach Mortgage Debt bear fixed interest rates, thereby eliminating exposure to the impact of future increases in interest rates.

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

Forward-Looking Statements

Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Index                                                              Page

      Report of Independent Public Accountants...........................  21

      Consolidated Statement of Operations...............................  22

      Consolidated Balance Sheet.........................................  23

      Consolidated Statement of Cash Flows...............................  24

      Statement of Changes in Partners' Capital (Deficit)................  26

      Notes to Consolidated Financial Statements.........................  27

--------------------------------------------------------------------------------


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE PARTNERS OF MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheet of Marriott Hotel Properties Limited Partnership (a Delaware limited partnership) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and schedule referred to below are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the 1995 and 1994 financial statements of Lauderdale Beach Association, which statements reflect total assets and total revenues of 25 percent and 29 percent in 1995, respectively, and 29% of total revenues in 1994, of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for that entity, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Marriott Hotel Properties Limited Partnership and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of Item 14(a)(2) is presented for purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                             ARTHUR ANDERSEN LLP













Washington, D.C.
March 14, 1997

CONSOLIDATED STATEMENT OF OPERATIONS



Marriott Hotel Properties Limited Partnership and Subsidiaries
For the Years Ended December 31, 1996, 1995 and 1994
(in thousands, except per Unit amounts)

                                                                                           1996         1995         1994
                                                                                        ---------    ---------    -------
REVENUES
   Hotel (Note 3).......................................................................$  50,523    $  47,251    $  41,201
   Rental income........................................................................   21,311       19,747       17,273
   Interest and other...................................................................      919          679        1,285
                                                                                        ---------    ---------    ---------
                                                                                           72,753       67,677       59,759
                                                                                        ---------    ---------    ---------

OPERATING COSTS AND EXPENSES
   Interest (including interest paid to related parties of $0.7 million, $1.0 million
     and $1.0 million in 1996, 1995 and 1994, respectively).............................   22,007       21,864       22,128
   Depreciation and amortization........................................................    9,693       11,739       12,327
   Incentive management fees (paid to related parties)..................................    7,518        7,047        6,073
   Base management fees (paid to related parties).......................................    3,609        3,431        3,104
   Property taxes.......................................................................    3,059        3,104        3,230
   Ground rent, insurance and other.....................................................    5,770        5,624        5,063
                                                                                        ---------    ---------    ---------

                                                                                           51,656       52,809       51,925
                                                                                        --------    ---------    ---------

INCOME BEFORE MINORITY INTEREST.........................................................   21,097       14,868        7,834

MINORITY INTEREST IN INCOME.............................................................   (2,648)      (1,718)        (523)
                                                                                        ---------    ---------    ---------

NET INCOME .............................................................................$  18,449    $  13,150    $   7,311
                                                                                        =========    =========    =========

ALLOCATION OF NET INCOME
   General Partner......................................................................$     184    $     132    $      73
   Limited Partners.....................................................................   18,265       13,018        7,238
                                                                                        ---------    ---------    ---------

                                                                                        $  18,449    $  13,150    $   7,311
                                                                                        =========    =========    =========

NET INCOME PER LIMITED PARTNER UNIT (1,000 Units).......................................$  18,265    $  13,018    $   7,238
                                                                                        =========    =========    =========





















The  accompanying  notes are an  integral  part of these financial statements.

CONSOLIDATED BALANCE SHEET



Marriott Hotel Properties Limited Partnership and Subsidiaries
December 31, 1996 and 1995
(in thousands)

                                                                                                    1996           1995
                                                                                                 -----------    -------
ASSETS
  Property and equipment, net ...................................................................$   222,491    $   222,458
  Minority interest..............................................................................     10,641         11,185
  Due from Marriott International, Inc. and its affiliates.......................................      9,114          7,136
  Property improvement funds.....................................................................      3,542          4,363
  Deferred financing costs, net..................................................................      1,787          2,266
  Prepaid ground rent ...........................................................................        259            259
  Cash and cash equivalents......................................................................      1,607          3,550
                                                                                                 -----------    -----------

                                                                                                 $   249,441    $   251,217
                                                                                                 ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
  Mortgage debt..................................................................................$   230,959    $   239,860
  Note payable and amounts due to Marriott International, Inc....................................      4,106          6,052
  Note payable and amounts due to Host Marriott Corporation......................................      2,405          6,484
  Accounts payable and accrued interest..........................................................        802          1,087
                                                                                                 -----------    -----------

     Total Liabilities...........................................................................    238,272        253,483
                                                                                                 -----------    -----------

  PARTNERS' CAPITAL (DEFICIT)
     General Partner
        Capital contribution.....................................................................      1,010          1,010
        Capital distributions....................................................................       (512)          (462)
        Cumulative net losses....................................................................       (277)          (461)
                                                                                                 -----------    -----------

                                                                                                         221             87
                                                                                                   ---------    -----------
     Limited Partners
        Capital contributions, net of offering costs of $10,978..................................     89,022         89,022
        Investor notes receivable................................................................        (47)           (47)
        Capital distributions....................................................................    (50,618)       (45,654)
        Cumulative net losses....................................................................    (27,409)       (45,674)
                                                                                                 -----------    -----------

                                                                                                      10,948         (2,353)
                                                                                                 -----------    -----------

        Total Partners' Capital (Deficit)........................................................     11,169         (2,266)
                                                                                                 -----------    -----------

                                                                                                 $   249,441    $   251,217
                                                                                                 ===========    ===========













The  accompanying  notes are an  integral  part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS



Marriott Hotel Properties Limited Partnership and Subsidiaries
For the Years Ended December 31, 1996, 1995 and 1994
(in thousands)

                                                                                           1996         1995         1994
                                                                                        ---------    ---------    -------
OPERATING ACTIVITIES
   Net income ..........................................................................$  18,449    $  13,150    $   7,311
   Noncash items:
     Depreciation and amortization......................................................    9,693       11,739       12,327
     Minority interest in income........................................................    2,648        1,718          523
     Amortization of deferred financing costs as interest...............................      519        1,041        1,659
     Loss (gain) on disposal of property and equipment..................................        6           48         (948)
     Deferred portion of incentive management fees......................................       --           --        1,608
     Interest roll-up on note payable to Marriott International, Inc....................       --           --           64
   Changes in operating accounts:
     Due to/from Marriott International, Inc............................................   (1,964)        (360)        (931)
     Payment of deferred incentive management fees......................................   (1,474)      (1,972)          --
     Accounts payable and accrued interest..............................................     (292)         325         (703)
     Due to Host Marriott Corporation...................................................       47           62           (3)
     Prepaid ground rent and other receivables..........................................       --            4          (23)
                                                                                        ---------    ---------    ---------

        Cash provided by operations.....................................................   27,632       25,755       20,884
                                                                                        ---------    ---------    ---------

INVESTING ACTIVITIES
   Additions to property and equipment..................................................   (9,732)      (6,123)      (6,822)
   Changes in property improvement funds................................................      821       (1,748)      (1,579)
   Withdrawal from (deposits to) capital reserve escrow.................................       --          949         (949)
   Proceeds from sale of land...........................................................       --           --        1,109
                                                                                        ---------    ---------    ---------

        Cash used in investing activities...............................................   (8,911)      (6,922)      (8,241)
                                                                                        ---------    ---------    ---------

FINANCING ACTIVITIES
   Repayments of mortgage debt and capital lease obligations............................   (8,901)      (8,970)      (9,842)
   Capital distributions to partners....................................................   (5,007)      (2,105)          --
   Repayments to Host Marriott Corporation..............................................   (4,126)      (2,727)      (4,489)
   Capital distributions to minority interest...........................................   (2,104)      (1,485)        (495)
   (Repayments of) proceeds from note payable to Marriott International, Inc............     (486)        (485)       2,800
   Financing costs......................................................................      (40)      (2,254)        (309)
   Proceeds from loan escrow account....................................................       --           --          340
   Capital contributions from minority interest.........................................       --           --           39
                                                                                        ---------    ---------    ---------

        Cash used in financing activities...............................................  (20,664)     (18,026)     (11,956)
                                                                                        ---------    ---------    ---------

CONSOLIDATED STATEMENT OF CASH FLOWS
(CONTINUED)




Marriott Hotel Properties Limited Partnership and Subsidiaries
For the Years Ended December 31, 1996, 1995 and 1994
(in thousands)

                                                                                           1996         1995         1994
                                                                                        ---------    ---------    ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........................................$  (1,943)   $     807    $     687

CASH AND CASH EQUIVALENTS at beginning of year..........................................    3,550        2,743        2,056
                                                                                        ---------    ---------    ---------

CASH AND CASH EQUIVALENTS at end of year................................................$   1,607    $   3,550    $   2,743
                                                                                        =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for mortgage and other interest..........................................$  21,390    $  20,893    $  21,122
                                                                                        =========    =========    =========










































The  accompanying  notes are an  integral  part of these financial statements.

STATEMENT OF CHANGES IN PARTNERS'
CAPITAL (DEFICIT)



Marriott Hotel Properties Limited Partnership and Subsidiaries
For the Years Ended December 31, 1996, 1995 and 1994
(in thousands)

                                                                                    General        Limited
                                                                                    Partner       Partners         Total

Balance, December 31, 1993........................................................$       (97)   $   (20,525)   $   (20,622)

   Net income.....................................................................         73          7,238          7,311
                                                                                  -----------    -----------    -----------

Balance, December 31, 1994........................................................        (24)       (13,287)   $   (13,311)

   Net income.....................................................................        132         13,018         13,150

   Capital distributions..........................................................        (21)        (2,084)        (2,105)
                                                                                  -----------    -----------    -----------

Balance, December 31, 1995........................................................         87         (2,353)        (2,266)

   Net income.....................................................................        184         18,265         18,449

   Capital distributions..........................................................        (50)        (4,964)        (5,014)
                                                                                  -----------    -----------    -----------

Balance, December 31, 1996........................................................$       221    $    10,948    $    11,169
                                                                                  ===========    ===========    ===========
































The  accompanying  notes are an  integral  part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Marriott Hotel Properties Limited Partnership and Subsidiaries
December 31, 1996 and 1995

NOTE 1.         THE PARTNERSHIP

Description of the Partnership

Marriott Hotel Properties Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on August 22, 1984, to acquire, construct, own and operate the 1,503-room Marriott Orlando World Center Hotel (the "Orlando Hotel"). The Orlando Hotel is managed as part of the Marriott Hotels, Resorts and Suites full-service hotel system by Marriott International, Inc. (the "Manager" and "MII").

Between November 1, 1985 and November 27, 1985 (the "Closing Date"), 1,000 limited partnership interests (the "Units"), representing a 99% interest in the Partnership, were sold in a private placement. The limited partners paid $10,000,000 in cash on the Closing Date with the remainder due in five annual installments through May 15, 1990. The limited partners' obligations to make the installment payments were evidenced by promissory notes totaling $45,350,000 payable to the Partnership and secured by the Units. The general partner is Hotel Properties Management, Inc. (the "General Partner"), a wholly-owned subsidiary of Host Marriott Corporation, with a 1% general partnership interest. On December 29, 1995, Host Marriott Corporation's operations were divided into two separate companies: Host Marriott Corporation ("Host Marriott") and Host Marriott Services Corporation.

On the Closing Date, the Partnership  purchased from affiliates of Host Marriott
(i) a 99% limited partnership interest in the Warner Center Marriott Hotel Limited Partnership (the "Warner Center Partnership"), which owned the 473-room Warner Center Marriott Hotel (the "Warner Center Hotel") in Los Angeles, California and (ii) a 49% general partnership interest in, and a loan receivable of $3,680,000 from, Lauderdale Beach Association (the "Harbor Beach Partnership"), a general partnership that owns Marriott's 624-room Harbor Beach Resort (the "Harbor Beach Hotel") in Ft. Lauderdale, Florida. As a result of certain transactions, the Partnership now owns a 50.5% interest in the Harbor Beach Partnership. The Harbor Beach Hotel is leased to Marriott Hotel Services, Inc. (the "Operating Tenant"), a wholly-owned subsidiary of MII. On November 17, 1993, the lender foreclosed on the Warner Center Hotel. The foreclosure was followed by the dissolution of the Warner Center Partnership.

On January 14, 1997, a wholly-owned subsidiary of Host Marriott completed a tender offer for 464 limited partnership units in the Partnership (see Note 10).

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

Working Capital and Supplies

Pursuant to the terms of the management agreement discussed in Note 8, the Partnership is required to provide the Manager with working capital and supplies to meet the operating needs of the Orlando Hotel. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon the termination of the management agreement, the Manager is required to convert working capital and supplies into cash and return it to the Partnership. As a result of these conditions, the individual components of working capital and supplies controlled by the Manager are not reflected in the accompanying consolidated balance sheet. As of December 31, 1996 and 1995, $4,707,000 has been advanced to the Manager for working capital and supplies which is included in Due from Marriott International, Inc. on the accompanying Consolidated Balance Sheet. The supplies advanced to the Manager are recorded at their estimated net realizable value. As of December 31, 1996 and 1995, accumulated amortization related to the revaluation of these supplies totaled $762,000.

Revenues and Expenses

Hotel Revenues represents house profit from the Orlando Hotel since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Orlando Hotel to the Manager. House profit reflects hotel operating results which flow to the Partnership as property owner and represents gross hotel sales less property-level expenses excluding depreciation and amortization, base and incentive management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs, which are disclosed separately in the consolidated statement of operations (seelNotee3).s represents house profit from the Orlando Hotel since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Orlando Hotel to the Manager. House profit reflects hotel PrinciplesrofuConsolidationw to the Partnership as property owner and represents gross hotel sales less property-level expenses,

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 1996, 1995 and 1994 include the accounts of the Partnership and the Harbor Beach Partnership (collectively the "Partnerships"). The 49.5% general partnership interest in the Harbor Beach Partnership owned by an unrelated party is reported as minority interest. All significant intercompany balances and transactions have been eliminated.

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

The Partnership and the Harbor Beach Partnership assess the impairment of their real estate properties based on whether estimated future undiscounted cash flow from such properties on an individual hotel basis will be less than their net book value. If a property is impaired, its basis is adjusted to fair market value.

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

Deferred Financing Costs

Deferred financing costs represent the costs incurred in connection with obtaining the mortgage debt (see Note 6) and are amortized over the term thereof. The Orlando Mortgage Debt, which is described in Note 6, was refinanced on October 31, 1995. Deferred financing costs associated with the refinancing of the Orlando Mortgage Debt totaled $2,316,000. Deferred financing costs associated with the restructuring of the Harbor Beach Mortgage Debt (see Note 6) amounted to $350,000. Accumulated amortization of deferred financing costs were $879,000 and $360,000 at December 31, 1996 and 1995, respectively.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Income Taxes

Provision for Federal and state income taxes has not been made in the accompanying financial statements since the Partnership does not pay income taxes, but rather allocates its profits and losses to the individual partners. Significant differences exist between the net income for financial reporting purposes and the net income reported in the Partnership's tax return. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods, shorter depreciable lives of the assets, differences in the timing of the recognition of base and incentive management fee expense and the expensing of certain costs incurred during construction which have been capitalized in the accompanying financial statements. As a result of these differences, the excess of the tax basis in net Partnership liabilities over the net liabilities reported in the accompanying financial statements amounted to $101,811,000 and $93,026,000 as of December 31, 1996 and 1995, respectively.

New Statement of Financial Accounting Standards

In the first quarter of 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of SFAS No. 121 did not have any effect on the consolidated financial statements.


NOTE 3.         HOTEL REVENUES

Hotel Revenues consist of hotel operating results for the Orlando Hotel for the three years ended December 31, 1996 (in thousands):

                                                                                    1996          1995          1994
                                                                                -----------   -----------   -----------
HOTEL SALES
    Rooms.......................................................................$    59,289   $    56,881   $    52,731
    Food and beverage...........................................................     47,852        45,708        40,290
    Other.......................................................................     13,157        11,762        10,447
                                                                                -----------   -----------   -----------
       .........................................................................    120,298       114,351       103,468
                                                                                -----------   -----------   -----------
HOTEL EXPENSES
    Departmental Direct Costs
       Rooms....................................................................     12,201        11,665        11,337
       Food and beverage........................................................     29,968        28,784        25,828
    Other hotel operating expenses..............................................     27,606        26,651        25,102
                                                                                -----------   -----------   -----------
       .........................................................................     69,775        67,100        62,267
                                                                                -----------   -----------   -----------

HOTEL REVENUES..................................................................$    50,523   $    47,251   $    41,201
                                                                                ===========   ===========   ===========


NOTE 4.         PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                                                                 1996          1995
                                                                                              ----------    -------
Land and improvements.........................................................................$   31,074    $    30,893
Building and improvements.....................................................................   152,361        150,861
Leasehold improvements........................................................................    80,841         80,646
Furniture and equipment.......................................................................    69,846         62,811
                                                                                              ----------    -----------
     .........................................................................................   334,122        325,211
Less accumulated depreciation.................................................................  (111,631)      (102,753)
                                                                                              ----------    -----------
     .........................................................................................$  222,491    $   222,458
                                                                                              =========================

NOTE 5.         ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts.

                                                              As of December 31, 1996         As of December 31, 1995
                                                           ----------------------------    --------------------------
                                                                              Estimated                        Estimated
                                                              Carrying          Fair          Carrying           Fair
                                                               Amount           Value          Amount            Value
                                                                                     (in thousands)
Mortgage debt..............................................$     230,959    $   233,468    $     239,860   $    248,287

Note payable due to Host Marriott Corporation..............$       2,294    $     2,294    $       6,420   $      6,420

Incentive management fees payable to
   Marriott International, Inc.............................$       2,046    $     2,046    $       3,520   $      2,775

Note payable due to Marriott International, Inc............$       1,893    $     1,847    $       2,379   $      2,379

The estimated fair value of mortgage debt is based on the expected future debt service payments discounted at estimated market rates. Notes payable due to Host Marriott Corporation and Marriott International, Inc. and Incentive management fees payable to Marriott International, Inc. are valued based on the expected future payments from operating cash flow discounted at risk adjusted rates.

NOTE 6.         DEBT

The Partnerships  have entered into various long-term loan agreements to provide
non-recourse   mortgage  financing  for  the  Hotels.   Combined  mortgage  debt
maturities, at December 31, 1996 are (in thousands):

          1997....................................$        8,523
          1998....................................         7,168
          1999....................................         5,826
          2000....................................       209,442
                                                   --------------

          ........................................$      230,959
                                                   ==============

Orlando Mortgage

On January 12, 1993 (the "Closing Date"), the General Partner refinanced the Orlando Hotel mortgage debt (the "Orlando Mortgage Debt"). On the Closing Date, the Partnership paid $29.3 million to the lender which was applied $12.0 million to the outstanding principal balance, $13.5 million to interest due through the Closing Date and $3.8 million to financing costs. The Orlando Mortgage Debt carried a fixed rate of interest of 6.705% and required semi-annual principal amortization totaling $22 million through its maturity on June 16, 1995 (the "Maturity Date"). In 1994, net proceeds of $1.1 million from the sale of land adjacent to the Orlando Hotel (see Note 2) were used to pay down the principal balance.

Pursuant to the terms of the refinancing, Host Marriott provided a guarantee of debt service payments up to $10 million. Payments under the guarantee constituted advances to the Partnership and were to accrue interest at the Morgan Guaranty Trust Company prime rate. As of the Maturity Date, no amounts were outstanding under the guarantee.

On the Maturity Date, the lender granted the Partnership a forbearance on the loan extending it from June 16, 1995 through October 31, 1995. The Partnership paid interest monthly in arrears at a floating rate equal to the applicable Federal Funds rate plus 225 basis points. During the forbearance period, the weighted average interest rate was 7.94%. On October 31, 1995, the Partnership successfully completed a modification and extension of the Orlando Mortgage Debt. The mortgage debt carries a fixed rate of interest of 8.44% and requires semi-annual amortization of principal. The loan matures on June 16, 2000 with unamortized principal of $127.0 million due at that time. No debt service guarantee was provided. As of December 31, 1996 and 1995, the outstanding principal balance was $145,479,000 and $152,979,000, respectively.

The Orlando Mortgage Debt is secured by the Orlando Hotel, the land on which the Orlando Hotel and golf course are located and an assignment of certain operating agreements.

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

On March 29, 1994 (the "Closing Date"), the Harbor Beach Partnership completed the restructuring of the Harbor Beach Mortgage Debt. The restructured mortgage debt carries a fixed rate of interest of 9.125% (the "Contract Interest Rate") and is payable monthly in arrears. Interest only at the Contract Interest Rate was due and payable for the first twelve payments through and including April 1, 1995. For the period from the Closing Date through April 1, 1995, the difference between the interest only payment and $772,600 (the "Payment Amount") was contributed to an escrow account with the lender to fund capital improvements at the Harbor Beach Hotel. The Payment Amount represents the amount necessary to amortize the outstanding principal balance, as of the Closing Date, over a 22-year effective amortization period. The loan matures on May 1, 2000. The restructured mortgage debt is collateralized by all property and assets of the Harbor Beach Hotel. No debt service guarantee was provided. As of December 31, 1996 and 1995, the outstanding principal balance was $85,480,000 and $86,881,000, respectively.

Orlando Ballroom Loan

During 1990, Host Marriott agreed to provide interim financing of up to $14 million to fund the construction of a new ballroom and exhibition hall at the Orlando Hotel. Construction was completed in February 1990. On December 31, 1990, the interim financing was converted to a permanent loan from Host Marriott with $13.2 million advanced. Interest only, at the Bankers Trust Company prime rate, was payable from the Partnership's cash flow after debt service. On June 16, 1992, in conjunction with the refinancing of the Orlando Mortgage Debt, the Orlando ballroom loan was converted from a term loan to a revolving line of credit with a floating interest rate equal to the Bankers Trust Company prime rate. The weighted average effective interest rate for the years ended December 31, 1996, 1995 and 1994 was 8.3%, 8.8% and 7.1%, respectively (rate as of
December 31, 1996 and 1995 was 8.3% and 8.5%, respectively). As of December 31, 1996 and 1995, the outstanding principal balance was $2,294,000 and $6,420,000, respectively.

Harbor Beach Rooms Renovation Loan

On July 21, 1994, the Harbor Beach Partnership entered into a loan agreement with Marriott International Capital Corporation ("MICC"), a wholly-owned subsidiary of MII, in conjunction with a rooms and suites refurbishment at the Harbor Beach Hotel. The loan provided financing of up to $2.8 million, plus accrued interest through December 31, 1994, to fund costs in excess of funds available in the Harbor Beach Partnership's property improvement fund. This unsecured loan carries a fixed rate of interest of 8%. Accrued interest totalling $64,000 was rolled into the principal balance at December 31, 1994. Payments of principal and interest based upon a five-year amortization period commenced in January 1995. Under the terms of the loan, the debt service payments are included as a deduction in determining the fees paid to the Operating Tenant, as described in Note 8. As of December 31, 1996 and 1995, the outstanding principal balance was $1,893,000 and $2,379,000, respectively. Interest earned by MICC was $171,000 and $211,000 in 1996 and 1995, respectively. No interest was earned in 1994.


NOTE 7.         LEASES

The Harbor Beach Partnership, through an assignment of a lease on January 15, 1982, acquired all rights to a 99-year lease with a 25-year renewal option for the land on which the Harbor Beach Hotel is located. On April 28, 1993, the lessor sold its rights under the lease to an unrelated party. A provision under the sale of the lease provided for the early refund to the Harbor Beach Partnership of the remaining $1,250,000 balance of an initial $2,500,000 security deposit paid to the lessor and a $500,000 payment to facilitate the modification of the lease.

--------------------------------------------------------------------------------






Lease payments are made quarterly in advance in accordance with a lease year that operates from December 1 through November 30. The annual rental for the lease year ended November 1994 was $1,430,000 and increased to $1,560,000 on December 1994 for lease years 1995 through 1999. After lease year 1999, annual rentals for each succeeding five-year period increase by an amount equal to 10% of the previous annual rental.

Minimum annual rentals during the term of the ground lease are (in thousands):

     Year

     1997.................................................$        1,560
     1998.................................................         1,560
     1999.................................................         1,573
     2000.................................................         1,716
     2001.................................................         1,716
     Thereafter...........................................       312,856
                                                          --------------
     Total Minimum Lease Payments.........................$      320,981
                                                          ==============


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

Orlando Hotel. The management agreement provides for an initial term of 25 years, commencing with the opening of the Orlando Hotel (March 24, 1986), and five 10-year renewals at the Manager's option. The Manager is paid a base management fee of 3% of gross hotel sales and is also entitled to an incentive management fee equal to 20% of operating profit, as defined, and an additional incentive management fee equal to 30% of the following amount: (i) 80% of operating profit in each fiscal year less (ii) the greater of (a) $25,000,000 or
(b) debt service on the Orlando Mortgage Debt plus $7,000,000. Payment of the incentive management fee is subordinate to debt service and retention of specified amounts of operating profit by the Partnership. Unpaid incentive management fees are deferred without interest and are payable from future operating cash flow, as defined, but are due upon termination of the management agreement only if the termination is the result of a default by the Partnership. Unpaid incentive management fees as of December 31, 1996 and 1995 were $2,046,000 and $3,520,000, respectively.

Under the management agreement, the Manager is required to furnish the Orlando Hotel with certain services ("Chain Services") which are generally provided on a central or regional basis to all hotels in the Marriott full-service hotel system. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic full-service hotels managed, owned or leased by MII or its subsidiaries. In addition, the Hotel participates in MII's Honored Guest Awards Program ("HGA"). The cost of this program is charged to all hotels in the Marriott full-service hotel system based upon the HGA sales at each hotel. The total amount of Chain Services and HGA costs allocated to the Orlando Hotel was $3,588,000, $3,336,000 and $2,825,000 for the years ended December 31, 1996,
1995 and 1994, respectively.

Harbor Beach Hotel. The operating lease provides for an initial 36-year term commencing with the opening of the Harbor Beach Hotel (October 29, 1984), with options to renew for six successive 10-year periods based on certain defined conditions.
The annual rental paid to the Harbor Beach Partnership includes the following:

o basic rental: annual rental payable under the land lease and insurance costs

o percentage rental: determined by multiplying the applicable percentage set annually by the Harbor Beach Partnership by revenues

o performance rental: first $9,720,000 of operating profit of the Harbor Beach Hotel, as defined

o additional performance rental: 50% of operating profit of the Harbor Beach Hotel, as defined, in excess of $9,720,000

o contingent rental: up to 50% of operating profit of the Harbor Beach Hotel, as defined, in excess of $9,720,000 if the aggregate annual rental is otherwise insufficient to cover debt service.

Pursuant to the terms of the Harbor Beach rooms renovation loan (see Note 6), the annual performance rental is adjusted upward by the annual debt service required under the loan. For the five-year period beginning with 1995 and ending in 1999, annual performance rental is increased by $696,557 to $10,416,557. Subsequent to year-end 1999, performance rental will return to $9,720,000.

Percentage rental is intended to cover the cost of utilities, repairs and maintenance, and the required contribution to the property improvement fund (4% for 1994 and 5% for 1995 and thereafter) and is therefore adjusted annually in order to equal the actual applicable costs. Any payments of contingent rental reduce future payments of additional performance rental (subject to limitations) in subsequent years. No contingent rental has been accrued as of December 31, 1996 and 1995.

Rental income under the Harbor Beach Partnership operating lease for the three years ended December 31, 1996 was (in thousands):

                                                                                        1996        1995         1994
                                                                                      ---------   ---------   -------
Basic Rental..........................................................................$   1,694   $   1,616   $   1,469
Percentage Rental.....................................................................    6,240       5,921       4,978
Performance Rental....................................................................   10,417      10,417       9,720
Additional Performance Rental.........................................................    2,960       1,793       1,106
                                                                                      ---------   ---------   ---------

     .................................................................................$  21,311   $  19,747   $  17,273
--------------------------------------------------------------------------------------=========   =========   =========

Cost and accumulated depreciation of the rental property were $100,647,000 and $37,279,000 at December 31, 1996, and $99,077,000 and $33,990,000, respectively, at December 31, 1995.

Property Improvement Funds

The management agreement and the operating lease provide for the establishment of a property improvement fund for each of the Hotels. Contributions to the property improvement funds are equal to a percentage of gross sales of each hotel. Pursuant to the terms of the Orlando Mortgage Debt refinancing, contributions to the fund for the Orlando Hotel were 4% through maturity of the refinanced mortgage in June 1995. Contributions increased to 5% subsequent to maturity and will remain at 5% thereafter. Contributions to the fund for the Orlando Hotel totaled $6,015,000 and $5,120,000 for the years ended December 31, 1996 and 1995, respectively. Contributions to the fund for the Harbor Beach Hotel were 5% in 1995 and 1996.
Contributions to the fund for the Harbor Beach Hotel totaled $2,729,000 and $2,610,000 for the years ended December 31, 1996 and 1995, respectively.


NOTE 9.         COMPARATIVE LEASED HOTEL OPERATING RESULTS

The Harbor Beach Hotel is a leased property whose income to the Partnership is included in the consolidated statement of operation as rental income. The following is a comparative summary of hotel operating results for the Harbor Beach Hotel for the three years ended December 31, 1996 (in thousands):

                                                                                        1996        1995        1994
                                                                                      ---------   ---------   ---------
HOTEL SALES
  Rooms...............................................................................$  30,939   $  28,384   $  24,835
  Food and beverage...................................................................   20,764      19,366      17,037
  Other...............................................................................    5,016       4,857       4,659
                                                                                      ---------   ---------   ---------
     .................................................................................   56,719      52,607      46,531
                                                                                      ---------   ---------   ---------
HOTEL EXPENSES
  Departmental Direct Costs
     Rooms............................................................................    5,566       5,332       4,768
     Food and beverage................................................................   12,664      12,140      10,974
  Other hotel operating expenses......................................................   22,151      21,219      19,127
                                                                                      ---------   ---------   ---------

HOTEL REVENUES........................................................................$  16,338   $  13,916   $  11,662
                                                                                      =========   =========   =========

NOTE 10.        SUBSEQUENT EVENT

On January 14, 1997, MHP Acquisition Corporation (the "Company"), a wholly-owned subsidiary of Host Marriott, completed its tender offer for limited partnership units in the Partnership. The Company purchased approximately 464 units for an aggregate consideration of $37.1 million or $80,000 per unit. Combined with its prior ownership position, Host Marriott now indirectly owns through affiliates, 48% of the Partnership. Additionally, in a Partnership vote held in conjunction with the tender offer, the limited partners approved all of the proposed amendments to the partnership agreement that were conditions to the tender offer.

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

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or officers. The business policy making functions of the Partnership are carried out through the directors and executive officers of Hotel Properties Management, Inc., the General Partner, who are listed below:

                                    Current Position in Hotel
           Name                    Properties Management, Inc.             Age
 -----------------------   -------------------------------------------    ------
 Bruce F. Stemerman        President, Treasurer and Director                 41
 Robert E. Parsons, Jr.    Vice President and Director                       42
 Earla L. Stowe            Vice President and Chief Accounting Officer       35
 Christopher G. Townsend   Vice President and Director                       50
 Anna Mary Coburn          Secretary                                         41

Business Experience

Bruce F. Stemerman was elected President of the General Partner in November 1995 and Treasurer of the General Partner in 1996. He was Director and Chief Accounting Officer of the General Partner from October 1993 to October 1996 and was Vice President--Finance from October 1993 to November 1995. Mr. Stemerman joined Host Marriott in 1989 as Director--Partnership Services. He was promoted to Vice President--Lodging Partnerships in 1994 and became Senior Vice President--Asset Management in 1996. Prior to joining Host Marriott, Mr. Stemerman spent ten years with Price Waterhouse. He also serves as a director and an officer of numerous Host Marriott subsidiaries.

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

Earla L. Stowe was appointed to Vice President and Chief Accounting Officer of the General Partner on October 8, 1996. Ms. Stowe joined Host Marriott Corporation in 1982 and held various positions in the tax department until 1988. She joined Partnership Services as an accountant in 1988 and in 1989 she became an Assistant Manager-Partnership Services. She was promoted to Manager-Partnership Services in 1991 and to Director-Asset Management in June, 1996. She also serves as an officer of numerous Host Marriott subsidiaries.

Christopher G. Townsend has been Vice President and Director of the General Partner since September 1988. Mr. Townsend joined Host Marriott's Law Department in 1982 as a Senior Attorney. In 1984, Mr. Townsend was made Assistant Secretary of Host Marriott and in 1986 was made Assistant General Counsel. In 1993, he was made Senior Vice President, Corporate Secretary and Deputy General Counsel of Host Marriott. In January 1997, he was made General Counsel of Host Marriott. He also serves as a director and an officer of numerous Host Marriott subsidiaries.

Anna Mary Coburn joined Host Marriott as an Attorney in 1988, became Assistant General Counsel in 1993, and was elected Corporate Secretary and Associate
General Counsel in 1997. Prior to joining Host Marriott, Ms. Coburn was an Attorney for the law firm of Shawe & Rosenthal and was a law clerk for the United States Court of Appeals for the Fourth Circuit.


ITEM 11. EXECUTIVE COMPENSATION

As noted in Item 10 above, the Partnership has no directors or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the Management Agreement described in Items 1 and
13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and the directors of the General Partner are not required to devote their full time to the performance of such duties. No officer or director of the General Partner devotes a significant percentage of time to Partnership matters. To the extent that any officer or director does devote time to the Partnership, the General Partner is entitled to reimbursement for the cost of providing such services. Any such costs may include a charge for overhead, but without a profit to the General Partner. For the fiscal years ending December 31, 1996, 1995 and 1994, administrative expenses reimbursed to the General Partner totaled $126,000, $129,000 and $200,000, respectively. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13 "Certain Relationships and Related Transactions."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Pursuant to the Tender Offer, an affiliate of Host Marriott and the General Partner, acquired 463.75 Units representing a 46.4% limited partnership interest in the Partnership. The General Partner owns a total of 10.5 Units representing a 1.05% limited partnership interest in the Partnership. Therefore, Host
Marriott and affiliates own 472.25 Units representing a 47.45% limited partnership interest in the Partnership.

There are no Units owned by the executive officers and directors of the General Partner, as a group.

The officers and directors of MII, as a group, own the following units:

                                 Amount and Nature of
       Title of Class            Beneficial Ownership          Percent of Class
Limited Partnership Units               3.0 Units                    0.3%

There are no Units owned by individuals who are directors of both the General Partner and MII.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management and Operating Lease Agreements

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

Unpaid incentive management fees ("Deferred Incentive Management Fees") accrue without interest and are payable from future hotel operating cash flow available following payment of any then current incentive management fees and retention of specified amounts of hotel operating profit by the Partnership. As of December 31, 1996 and 1995, Deferred Incentive Management Fees were $2,046,000 and $3,520,000, respectively.

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

The following table sets forth the amounts paid to the Manager for the years ended December 31, 1996, 1995 and 1994. The table also includes accrued but unpaid incentive management fees:

                                                                                      Year Ended December 31,
                                                                                   1996        1995        1994
                                 (in thousands)
Base management fees.............................................................$   3,609   $   3,431   $   3,104
Chain services and HGA costs.....................................................    3,588       3,336       3,019
Incentive management fees........................................................    8,992       9,019       4,465
                                                                                 ---------   ---------   ---------
  Total paid.....................................................................$  16,189   $  15,786   $  10,588
                                                                                 =========   =========   =========
Accrued but unpaid incentive management fees.....................................$      --   $      --   $   1,608
                                                                                 =========   =========   =========


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

The following table sets forth the rental income under the Harbor Beach operating lease for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                                                                      Year Ended December 31,
                                                                                   1996        1995        1994
   Basic rental..................................................................$  1,694    $  1,616   $    1,469
   Percentage rental.............................................................   6,240       5,921        4,978
   Performance rental............................................................  10,417      10,417        9,720
   Additional performance rental.................................................   2,960       1,793        1,106
                                                                                 --------    --------   ----------
      Total rental income                                                        $ 21,311    $ 19,747   $   17,273
                                                                                 ========    ========   ==========

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

Payments to Host Marriott, MII and their Affiliates

The following table sets forth amounts paid by the Partnerships to Host Marriott, MII and their subsidiaries for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                                                                      Year Ended December 31,
                                                                                   1996        1995        1994
Payments to Host Marriott and affiliates:
   Interest and principal paid on Orlando Ballroom Loan..........................$  4,604    $  3,531    $   5,000
   Interest and principal paid on Orlando Rooms Renovation Loan..................      --          --          433
   Administrative expenses.......................................................     126         129          200
   Cash distributions............................................................     102          43           --
                                                                                 --------    --------    ---------
      ...........................................................................$  4,832    $  3,703    $   5,633
                                                                                 ========    ========    =========
Payments to MII and affiliates:
   Interest and principal paid on Harbor Beach Rooms Renovation Loan.............$    643    $    697    $      --
                                                                                 ========    ========    =========

                                       41

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

                  (3)      EXHIBITS

                 Exhibit #                                    Description

     2.a.  Purchase  Agreement  between  Airline Foods,  Inc. and Marriott Hotel
Properties Limited Partnership dated November 27, 1985, to acquire the 99% limited partner interest in the Partnership. Incorporated by reference from
Exhibit 2a. of the amended registration statement on Form 10 dated September 29, 1986.
                  2.b. Purchase Agreement between Airline Foods, Inc. and Marriott Hotel Properties imited Partnership dated November 27, 1985, to acquire the 99% limited partner interest in the Warner Center Partnership. Incorporated by reference from Exhibit 2b. of the amended registration statement on Form 10 dated September 29, 1986.

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

                  10.c. Letter dated June 16, 1987, between Marriott Hotels, Inc., Marriott Hotel Properties Limited Partnership and The Sanwa Bank Limited, amending Exhibit 10a. Incorporated by reference from Exhibit 10d. of the 1987 Form 10-K.

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

                  10.e. Real Estate Purchase Agreement dated January 25, 1993, between Holiday Hotel Corporation, Poinsettia Corporation, Lubbock Corporation and The Northwestern Mutual Life Insurance Company.

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

                  10.h. Amended and Restated Term Loan Agreement between Lauderdale Beach Association and Aetna Life Insurance Company dated July 1, 1993.

                  10.i. Loan Agreement between Marriott International Capital Corporation and Lauderdale Beach Association dated July 21, 1994.

                  10.j. Amended and Restated Term Loan Agreement between Marriott Hotel Properties Limited Partnership and The Sanwa Bank Limited dated June 16, 1995.

                  27.      Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during 1996.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on , 1997.



                                   MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP

                                   By:  HOTEL PROPERTIES MANAGEMENT, INC.
                                        General Partner


                                   By:
                                        Bruce F. Stemerman
                                        President, Treasurer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
registrant and in the capacities and on                         , 1997.

Signature                                            Title
                                                     (HOTEL PROPERTIES MANAGEMENT, INC.)


--------------------------------------------
                                                     President, Treasurer and Director
Bruce F. Stemerman                                   (Principal Executive Officer)


--------------------------------------------
                                                     Vice President and Director
Robert E. Parsons, Jr.                               (Principal Financial Officer)


--------------------------------------------
                                                     Vice President and Chief Accounting Officer
Earla L. Stowe                                       (Principal Accounting Officer)


--------------------------------------------
                                                     Vice President and Director
Christopher G. Townsend


--------------------------------------------
                                                     Secretary
Anna Mary Coburn

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on , 1997.



                                   MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP

                                   By:  HOTEL PROPERTIES MANAGEMENT, INC.
                                        General Partner


                                   By:  /s/ Bruce F. Stemerman
                                        Bruce F. Stemerman
                                        President, Treasurer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
registrant and in the capacities and on                         , 1997.

Signature                                            Title
                                                     (HOTEL PROPERTIES MANAGEMENT, INC.)


--------------------------------------------
  /s/ Bruce F. Stemerman                             President, Treasurer and Director
Bruce F. Stemerman                                   (Principal Executive Officer)


--------------------------------------------
  /s/ Robert E. Parsons, Jr.                         Vice President and Director
Robert E. Parsons, Jr.                               (Principal Financial Officer)


--------------------------------------------
  /s/ Earla L. Stowe                                 Vice President and Chief Accounting Officer
Earla L. Stowe                                       (Principal Accounting Officer)


--------------------------------------------
  /s/ Christopher G. Townsend                        Vice President and Director
Christopher G. Townsend


--------------------------------------------
  /s/ Anna Mary Coburn                               Secretary
Anna Mary Coburn

                                  SCHEDULE III

                  MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1996
                                 (in thousands)

                                    Initial Costs                          Gross Amount at December 31, 1996
                               ---------------------                 ---------------------------------------

                                                                 Subsequent
                                                    Buildings &     Costs                    Buildings &              Accumulated
                            Debt         Land      Improvements  Capitalized       Land     Improvements    Total     Depreciation
                         -----------  ----------  ------------- --------------  ----------  ------------  ----------- ------------
Orlando World Center
  Orlando, Florida       $   145,479  $   27,447  $    135,351  $     18,280  $   28,717  $    152,361  $   181,078   $  34,573

Harbor Beach Resort
   Ft. Lauderdale,
   Florida                    85,480       1,837        63,806        17,555       2,357        80,841       83,198      24,268
                          ----------  ----------  ------------  ------------  ----------  ------------  -----------   ----------

Total                    $   230,959  $   29,284  $    199,157  $     35,835  $   31,074  $    233,202  $   264,276   $  58,841
                         ===========  ==========  ============  ============  ==========  ============  ===========   ==========

                           Date of
                        Completion of       Date       Depreciation
                        Construction      Acquired         Life
                         -----------     -----------    -----------
Orlando World Center
  Orlando, Florida          1986            1985      40 to 50 years

Harbor Beach Resort
   Ft. Lauderdale,
   Florida                  1984            1985      40 years

                                  SCHEDULE III
                                   Page 2 of 2
                  MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996
                                 (in thousands)

                                                                                1994          1995          1996
                                                                            -----------   ------------   -------
Notes:
(a)     The changes in the total cost of land,  buildings and  improvements  for the three years ended December 31, 1996 were as follows:

       Balance at beginning of year.........................................$   256,584   $    260,320   $   262,400
          Capital expenditures..............................................      3,899          2,080         1,953
          Dispositions......................................................       (163)            --           (77)
                                                                            -----------   ------------   -----------
       Balance at end of year...............................................$   260,320   $    262,400   $   264,276
                                                                            ===========   ============   ===========

(b) The changes in accumulated depreciation and amortization for the three years ended December 31, 1996 were as follows:

       Balance at beginning of year.........................................$    40,221   $     46,626   $    53,410
          Depreciation and amortization.....................................      6,548          6,784         5,508
          Dispositions and other ...........................................       (143)            --           (77)
                                                                            -----------   ------------   -----------
       Balance at end of year...............................................$    46,626   $     53,410   $    58,841
                                                                            ===========   ============   ===========

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes was approximately $172,727 at December 31, 1996.