Form 10-Q
period 1997-03-28
MARRIOTT HOTEL PROPERTIES LTD PARTNERSHIP
filed 1997-05-12
CIK 784711

--------------------------------------------------------------------
      --------------------------------------------------------------------
      --------------------------------------------------------------------



                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q







           X    Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter ended March 28, 1997




                                       OR

                Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                         Commission File Number: 0-14381

                  MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP
      --------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)



             Delaware                                 52-1436985
--------------------------------            ---------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


             10400 Fernwood Road
              Bethesda, Maryland                               20817
------------------------------------------           --------------------------
   (Address of principal executive offices)                  (Zip Code)


      Registrant's telephone number, including area code:   301-380-2070




       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x/      No        (Not Applicable).
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                  MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP
     --------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

 Condensed Consolidated Statement of Operations
  Twelve Weeks Ended March 28, 1997 and March 22, 1996......................1

 Condensed Consolidated Balance Sheet
  March 28, 1997 and December 31, 1996......................................2

 Condensed Consolidated Statement of Cash Flows
  Twelve Weeks ended March 28, 1997 and March 22, 1996......................3

 Notes to Condensed Consolidated Financial Statements.......................4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................6


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings................................................9

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in thousands, except per unit amounts)

                                                                                                Twelve Weeks Ended

                                                                                            March 28,         March 22,
                                                                                              1997              1996
                                                                                         --------------    ---------

REVENUES
  Hotel..................................................................................$       18,267    $       15,439
  Rental income..........................................................................         9,286             8,539
  Interest...............................................................................            93                63
                                                                                         --------------    --------------

     ....................................................................................        27,646            24,041
-------------------------------------------------------------------------------------------------------    --------------

OPERATING COSTS AND EXPENSES
  Interest...............................................................................         5,050             5,202
  Incentive management fee...............................................................         2,877             2,387
  Depreciation and amortization..........................................................         2,281             2,693
  Base management fee....................................................................         1,100               985
  Ground rent, property taxes and other..................................................         2,152             2,030
                                                                                         --------------    --------------

     ....................................................................................        13,460            13,297
-------------------------------------------------------------------------------------------------------    --------------

INCOME BEFORE MINORITY INTEREST..........................................................        14,186            10,744

MINORITY INTEREST........................................................................        (2,757)           (2,285)
                                                                                         --------------    --------------

NET INCOME ..............................................................................$       11,429    $        8,459
                                                                                         ==============    ==============

ALLOCATION OF NET INCOME
  General Partner........................................................................$          114    $           85
  Limited Partners.......................................................................        11,315             8,374
                                                                                         --------------    --------------

     ....................................................................................$       11,429    $        8,459
                                                                                         ==============    ==============

NET INCOME PER LIMITED PARTNER UNIT (1,000 Units)........................................$       11,315    $        8,374
                                                                                         ==============    ==============











            See Notes to Condensed Consolidated Financial Statements.

                                        1

MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands)


                                                                                         March 28,     December 31,

                                                                                           1997            1996
                                                                                        (Unaudited)
ASSETS

    Property and equipment, net.......................................................$      221,092       $      222,491
    Due from Marriott International, Inc. and affiliates..............................        14,806                9,114
    Minority interest.................................................................         7,884               10,641
    Other assets......................................................................         7,350                5,588
    Cash and cash equivalents.........................................................         9,608                1,607
                                                                                      --------------       --------------

                                                                                      $      260,740       $      249,441
                                                                                      ==============       ==============


LIABILITIES AND PARTNERS' CAPITAL

    Mortgage debt ....................................................................$      230,713       $      230,959
    Note payable and amounts due to Marriott
         International, Inc. and affiliates...........................................         3,925                4,106
    Note payable and amounts due to Host Marriott Corporation.........................         2,295                2,405
    Accounts payable and accrued interest.............................................         1,209                  802
                                                                                      --------------       --------------

         Total Liabilities............................................................       238,142              238,272
                                                                                      --------------       --------------

PARTNERS' CAPITAL
    General Partner...................................................................           335                  221
    Limited Partners..................................................................        22,263               10,948
                                                                                      --------------       --------------

         Total Partners' Capital......................................................        22,598               11,169
                                                                                      --------------       --------------

                                                                                      $      260,740       $      249,441
                                                                                      ==============       ==============



















            See Notes to Condensed Consolidated Financial Statements.

                                        2

MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)

                                                                                                Twelve Weeks Ended
                                                                                           March 28,          March 22,
                                                                                              1997              1996



OPERATING ACTIVITIES
  Net income.............................................................................$       11,429    $        8,459
  Noncash items..........................................................................         5,158             5,096
  Changes in operating accounts..........................................................        (5,441)           (4,739)
                                                                                         --------------    --------------

     Cash provided by operations.........................................................        11,146             8,816
                                                                                         --------------    --------------

INVESTING ACTIVITIES
  Changes in property improvement funds and capital reserve escrow.......................        (1,850)           (1,893)
  Additions to property and equipment....................................................          (882)             (605)
                                                                                         --------------    --------------

     Cash used in investing activities...................................................        (2,732)           (2,498)
                                                                                         --------------    --------------

FINANCING ACTIVITIES
  Principal repayments of mortgage debt..................................................          (246)             (225)
  Repayments to Marriott International, Inc. and affiliates..............................          (167)             (118)
  Payment of financing costs.............................................................            --               (14)
                                                                                         --------------    --------------

     Cash used in financing activities...................................................          (413)             (357)
                                                                                         --------------    --------------

INCREASE IN CASH AND CASH EQUIVALENTS....................................................         8,001             5,961

CASH AND CASH EQUIVALENTS at beginning of period.........................................         1,607             3,550
                                                                                         --------------    --------------

CASH AND CASH EQUIVALENTS at end of period...............................................$        9,608    $        9,511
                                                                                         ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for mortgage and other interest..............................................$        4,538    $        4,751
                                                                                         ==============    ==============


















            See Notes to Condensed Consolidated Financial Statements.

                                        3

MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1. The accompanying condensed consolidated financial statements have been prepared by Marriott Hotel Properties Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended December 31, 1996.

      In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 28, 1997, and December 31, 1996, and the results of operations and cash flows for the twelve weeks ended March 28, 1997 and March 22, 1996. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

      For financial reporting purposes, net income of the Partnership are allocated 99% to the limited partners and 1% to the General Partner. Significant differences exist between the net income for financial reporting purposes and the net income reported for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods, shorter depreciable lives of the assets, differences in the timing of the recognition of management fee expense and the deduction of certain costs incurred during construction which have been capitalized in the accompanying condensed consolidated financial statements.

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

      Hotel revenues consist of hotel operating results for the Orlando Hotel for the twelve weeks ended (in thousands):

                                                                                     March 28,         March 22,
                                                                                       1997              1996
      HOTEL SALES
          Rooms..................................................................$        18,493    $        16,450
          Food and beverage......................................................         14,584             12,684
          Other..................................................................          3,606              3,713
                                                                                 ---------------    ---------------
                                                                                          36,683             32,847
                                                                                 ---------------    ---------------
      HOTEL EXPENSES
          Departmental Direct Costs
             Rooms...............................................................          3,072              3,148
             Food and beverage...................................................          8,290              7,590
          Other hotel operating expenses.........................................          7,054              6,670
                                                                                 ---------------    ---------------
                                                                                          18,416             17,408
                                                                                 ---------------    ---------------

      HOTEL REVENUES.............................................................$        18,267    $        15,439
                                                                                 ===============    ===============



3. Rental Income under the Harbor Beach Partnership operating lease for the twelve weeks ended was (in thousands):


                                                                                    March 28,         March 22,
                                                                                       1997              1996
      Basic Rental..............................................................$            362    $           373
      Percentage Rental.........................................................           1,964              1,831
      Performance Rental........................................................           6,960              6,335
      Additional Performance Rental.............................................               -                  -
                                                                                    ------------    ---------------
                                                                                $          9,286    $         8,539
                                                                                    ============    ===============





                                        5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Total consolidated Partnership revenues for first quarter 1997 increased 15% over the comparable period in 1996 due to strong operating results at the Hotels. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance. The combined REVPAR for the Hotels for the twelve-week period ended March 28, 1997 improved 10%, to $161, over the comparable period in 1996 due to an increase in combined average occupancy to 89% along with a 6% increase in combined average room rate to $182.

         Hotel Revenues. For the twelve weeks ended March 28, 1997, Hotel revenues increased $2.8 million, or 18%, over the comparable period in 1996 to $18.3 million primarily due to an increase in association group business. REVPAR at the Orlando Hotel increased 13% over the same period in 1996 to $146 due to an 8% increase in average room rate to $164 and an increase in occupancy from 86% to 89%. As a result of the increase in group business, food and beverage sales and profit increased $1.9 million, or 15%, and $1.2 million, or 24%, respectively, for the twelve weeks ended March 28, 1997 when compared to the same period in 1996. Marketing efforts at the Orlando Hotel are focused on attracting short-term group demand, as well as leisure transient demand for the summer months. Demand is expected to remain strong in the leisure transient segment, as a result of Disney's 25th anniversary celebration during 1997.

         Rental Income. For the twelve weeks ended March 28, 1997, rental income from the Harbor Beach Hotel increased by approximately $0.7 million, or 9%, when compared to the same period in 1996 primarily due to an increase in leisure transient demand. REVPAR for first quarter 1997 increased 5% over the prior year to $197 due to a 1.2 percentage point increase in average occupancy to 87% and a 4% increase in average room rate to $227. Food and beverage sales and profit increased slightly to $6.1 million and $2.7 million, respectively. The Harbor Beach Hotel is expecting group business to strengthen throughout the remainder of the year as advance bookings in this segment for the full year are approximately 6,000 room nights ahead of the prior year. Demand is expected to remain strong in the leisure transient segment allowing the Harbor Beach Hotel to restrict the number of discounted rooms sold.

         Indirect hotel operating costs and expenses. Indirect hotel operating costs and expenses increased 4% to $8.4 million for the twelve weeks ended March 28, 1997 when compared to the same period in 1996. The principal components of this category are discussed below:

         Incentive management fees. Incentive management fees increased approximately $490,000, or 20.5%, for first quarter 1997 as compared to the same quarter in 1996. The increase was a result of an increase in Hotel revenues at the Orlando Hotel.

         Depreciation and amortization. Depreciation and amortization decreased approximately $412,000, or 15.3%, for first quarter 1997 as compared to the same quarter in 1996. The decrease is due to several furniture and fixtures becoming fully depreciated in 1996.

         Base management fees. Base management fees increased approximately $115,000, or 11.7%, over the same period in 1996 due to improvement in total sales at the Orlando Hotel.

         Ground rent, property taxes and other. Ground rent, property taxes and other expense increased approximately $122,000, or 6.0%, for first quarter 1997 when compared to the same period in 1996 primarily due to a $47,000, or 5.7%, increase in property taxes for the Orlando Hotel combined with a $25,000, or 113.7%, increase in equipment rental and a $36,000 or 8.0% increase in repairs and maintenance expense for the Harbor Beach Hotel.

         Interest expense. Interest expense for first quarter 1997 decreased 2.9% to $5.1 million due to reduced principal balances on the mortgage debt of the Hotels resulting from required principal amortization during 1996.

         Minority interest. Based upon its 50.5% ownership interest, the Partnership controls the Harbor Beach Partnership, and as a result, the condensed consolidated financial statements of the Partnership include the accounts of the Harbor Beach Partnership. Minority interest represents the net income from the Harbor Beach Partnership allocable to the co-General Partner. Minority interest increased from $2.3 million in first quarter 1996 to $2.8 million in first quarter 1997 primarily due to the increase in rental income from the Harbor Beach Hotel, as discussed above.

         Net income. For first quarter 1997, the Partnership achieved net income of $11.4 million, an increase of $2.9 million over the same period in 1996. This increase was primarily due to higher Hotel revenues and rental income offset by increases in both base and incentive management fees and minority interest.

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

Total consolidated cash provided by operations for the twelve weeks ended March 28, 1997, and March 22, 1996, was $11.1 million and $8.8 million, respectively. The variance was primarily due to an increase in Hotel revenues and rental income when compared to first quarter 1996. See discussion of results of operations above.

For the twelve weeks ended March 28, 1997 and March 22, 1996, cash used in investing activities was $2.7 million and $2.5 million, respectively, consisting primarily of cash contributed to the property and improvement funds of the Hotels.

For the twelve weeks ended March 28, 1997 and March 22, 1996, cash used in financing activities was $0.4 million for both years, consisting primarily of principal repayments on the mortgage debt and payments to Marriott International, Inc. on the rooms renovation loan for the Harbor Beach Hotel.

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


                                        MARRIOTT HOTEL PROPERTIES
                                        LIMITED PARTNERSHIP


                                        By: HOTEL PROPERTIES MANAGEMENT, INC.
                                                 General Partner


                                               /s/Earla L. Stowe
May 5, 1997                             By:  --------------------------------

                                                 Earla L. Stowe
                                                 Vice President and
                                                 Chief Accounting Officer