Form 10-Q
period 1997-06-20
MARRIOTT HOTEL PROPERTIES LTD PARTNERSHIP
filed 1997-08-01
CIK 784711

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

                       For the Quarter ended June 20, 1997




                                       OR

                Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                         Commission File Number: 0-14381

                  MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP
      --------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)



             Delaware                                 52-1436985
--------------------------------            -----------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


        10400 Fernwood Road
         Bethesda, Maryland                               20817
--------------------------------           ------------------------------------
(Address of principal executive offices)                (Zip Code)


      Registrant's telephone number, including area code:   301-380-2070




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

                  Marriott Hotel Properties Limited Partnership
     ----------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Statement of Operations
 Twelve and Twenty-Four Weeks Ended June 20, 1997 and June 14, 1996............1

Condensed Consolidated Balance Sheet
 June 20, 1997 and December 31, 1996...........................................2

Condensed Consolidated Statement of Cash Flows
 Twenty-Four Weeks ended June 20, 1997 and June 14, 1996.......................3

Notes to Condensed Consolidated Financial Statements...........................4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................6

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings...................................................9

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit amounts)

                                                                 Twelve Weeks Ended             Twenty-Four Weeks Ended
                                                              June 20,       June 14,          June 20,       June 14,
                                                                1997           1996              1997           1996

REVENUES
   Hotel....................................................$     12,600   $      13,201     $     30,867   $      28,640
   Rental income............................................       5,720           5,728           15,006          14,267
   Interest and other.......................................         192             247              285             310

      ......................................................      18,512          19,176           46,158          43,217

OPERATING COSTS AND EXPENSES
   Interest.................................................       4,843           4,916            9,893          10,118
   Incentive management fee.................................       3,310           1,995            6,187           4,382
   Depreciation and amortization............................       2,280           2,694            4,561           5,387
   Base management fee......................................         924             885            2,024           1,870
   Ground rent, property taxes and other....................       2,216           2,073            4,368           4,103

      ......................................................      13,573          12,563           27,033          25,860

INCOME BEFORE MINORITY INTEREST.............................       4,939           6,613           19,125          17,357

MINORITY INTEREST...........................................      (1,025)         (1,090)          (3,782)         (3,375)

NET INCOME .................................................$      3,914   $       5,523     $     15,343   $      13,982

ALLOCATION OF NET INCOME
   General Partner..........................................$         39   $          55     $        153   $         140
   Limited Partners.........................................       3,875           5,468           15,190          13,842

      ......................................................$      3,914   $       5,523     $     15,343   $      13,982

NET INCOME PER
LIMITED PARTNER UNIT (1,000 Units)..........................$      3,875   $       5,468     $     15,190   $      13,842




























            See Notes to Condensed Consolidated Financial Statements.

                                        1

          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                                                         June 20,            December 31,
                                                                                           1997                  1996
                                                                                        (Unaudited)


ASSETS

    Property and equipment, net.......................................................$      219,411       $      222,491
    Minority interest.................................................................         8,344               10,641
    Due from Marriott International, Inc. and affiliates..............................         5,139                9,114
    Other assets......................................................................         8,999                5,588
    Cash and cash equivalents.........................................................        14,752                1,607

         .............................................................................$      256,645       $      249,441


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
    Mortgage debt ....................................................................$      226,837       $      230,959
    Note payable and amounts due to Host Marriott Corporation.........................         2,295                2,405
    Note payable and amounts due to Marriott
         International, Inc. and affiliates...........................................         1,750                4,106
    Accounts payable and accrued interest.............................................           772                  802

         Total Liabilities............................................................       231,654              238,272

PARTNERS' CAPITAL
    General Partner...................................................................           359                  221
    Limited Partners..................................................................        24,632               10,948

         Total Partners' Capital......................................................        24,991               11,169

         .............................................................................$      256,645       $      249,441



























            See Notes to Condensed Consolidated Financial Statements.

                                        2

          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                              Twenty-Four Weeks Ended
                                                                                            June 20,          June 14,
                                                                                              1997              1996
                                                                                                  (in thousands)
OPERATING ACTIVITIES
  Net income.............................................................................$       15,343    $       13,982
  Noncash items..........................................................................         8,582             9,001
  Changes in operating accounts..........................................................         1,708            (3,344)

     Cash provided by operations.........................................................        25,633            19,639

INVESTING ACTIVITIES
  Changes in property improvement funds and capital reserve escrow.......................        (3,590)           (1,968)
  Additions to property and equipment....................................................        (1,481)           (2,689)

     Cash used in investing activities...................................................        (5,071)           (4,657)

FINANCING ACTIVITIES
  Principal repayments of mortgage debt..................................................        (4,122)             (568)
  Capital distributions to partners......................................................        (1,514)           (2,908)
  Capital distributions to minority interest.............................................        (1,485)           (1,485)
  Repayments to Marriott International, Inc. and affiliates..............................          (296)             (239)
  Repayments to Host Marriott Corporation................................................             -               (80)
  Payment of financing costs.............................................................             -               (40)

     Cash used in financing activities...................................................        (7,417)           (5,320)

INCREASE IN CASH AND CASH EQUIVALENTS....................................................        13,145             9,662

CASH AND CASH EQUIVALENTS at beginning of period.........................................         1,607             3,550

CASH AND CASH EQUIVALENTS at end of period...............................................$       14,752    $       13,212

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for mortgage and other interest..............................................$        9,660    $        6,885

























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

     In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 20, 1997, and the results of operations for the twelve and twenty-four weeks ended June 20, 1997 and June 14, 1996. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

     The Partnership owns Marriott's Orlando World Center and a 50.5% interest in Lauderdale Beach Association, the partnership owning Marriott's Harbor Beach Hotel, whose financial statements are consolidated herein. The remaining 49.5% general partnership interest in the Lauderdale Beach Association is reported as minority interest. All significant intercompany balances and transactions have been eliminated.

     For financial reporting purposes, net profits and net losses of the Partnership are allocated 99% to the limited partners and 1% to Hotel Properties Management, Inc. (the "General Partner"), an affiliate of Host Marriott Corporation ("Host Marriott"). Significant differences exist between the net profits and net losses for financial reporting purposes and the net profits and net losses reported for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods, shorter depreciable lives of the assets, differences in the timing of the recognition of management fee expense and the deduction of certain costs incurred during construction which have been capitalized in the accompanying condensed consolidated financial statements.

2. Hotel revenues represent house profit from the Orlando World Center since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Orlando World Center to Marriott International, Inc. (the "Manager"). House profit reflects hotel operating results which flow to the Partnership as property owner and represents gross hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, property taxes and certain other costs, which are disclosed separately in the condensed consolidated statement of operations.

     Hotel revenues consist of hotel operating results for the Orlando World Center for the twelve and twenty-four weeks ended (in thousands):

                                                           Twelve Weeks Ended          Twenty-Four Weeks Ended
                                                        June 20,        June 14,         June 20,        June 14,
                                                          1997            1996             1997            1996

     HOTEL SALES
        Rooms.........................................$     15,872    $     14,545     $     34,365    $     30,995
        Food and beverage                                   11,892          11,733           26,476          24,417
        Other.........................................       3,008           3,200            6,614           6,913
           ...........................................      30,772          29,478           67,455          62,325
     HOTEL EXPENSES
        Departmental Direct Costs
           Rooms......................................       3,405           2,912            6,477           6,060
           Food and beverage                                 7,735           6,965           16,025          14,555
        Other hotel operating expenses                       7,032           6,400           14,086          13,070
           ...........................................      18,172          16,277           36,588          33,685

     HOTEL REVENUES...................................$     12,600    $     13,201     $     30,867    $     28,640

3. Rental income under the Lauderdale Beach Association operating lease for the twelve and twenty-four weeks ended was (in thousands):

                                                           Twelve Weeks Ended          Twenty-Four Weeks Ended
                                                        June 20,        June 14,         June 20,        June 14,
                                                          1997            1996             1997            1996

      Basic rental....................................$        409    $        378     $        771    $        751
      Percentage rental                                      1,549           1,440            3,513           3,271
      Performance rental                                     3,457           3,910           10,417          10,245
      Additional performance rental                            305               -              305               -

      RENTAL INCOME...................................$      5,720    $      5,728     $     15,006    $     14,267


                                        5

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs have historically been funded through loan agreements with independent financial institutions, Host Marriott and its affiliates or Marriott International, Inc. and its affiliates. The General Partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its business in the ordinary course.

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

Total consolidated cash provided by operations for the twenty-four weeks ended June 20, 1997, and June 14, 1996, was $25.6 million and $19.6 million, respectively. The increase was primarily due to an increase in hotel revenues and rental income when compared to 1996. See discussion of results of operations below. This increase was partially offset by payments to the Manager of deferred incentive management fees and additional incentive management fees of $2.0 million and $1.4 million, respectively, in second quarter 1997. Payment of incentive management fees are subordinate to debt service and the retention of certain amounts of operating profit by the Partnership. Based on higher Partnership cash flow, the Manager earned additional incentive management fees for the first time.

For the twenty-four weeks ended June 20, 1997 and June 14, 1996, cash used in investing activities was $5.1 million and $4.7 million, respectively, consisting primarily of an increase in the cash contributed to the property improvement funds of the Hotels.

For the twenty-four weeks ended June 20, 1997 and June 14, 1996, cash used in financing activities was $7.4 million and $5.3 million, respectively. The increase was primarily the result of an increase in principal repayments on the mortgage debt.

Capital Expenditures

The second phase of a rooms renovation at the Orlando World Center is scheduled to begin in the third quarter of 1997. The Partnership secured a $3.5 million loan from Marriott International Capital Corporation, an affiliate of Marriott International, Inc., to fund costs in excess of funds available in the Orlando World Center property improvement fund. The loan requires monthly payments of principal and interest to be paid from the Orlando World Center property improvement fund beginning November 1997. The loan bears interest at a fixed rate of 9% and requires monthly amortization payments which vary through loan maturity in June 1998.

Cash Distributions

On April 7, 1997, the Partnership made a cash distribution of $1,500 per limited partner unit. This distribution represented $633 per limited partner unit from 1996 operations and $867 per limited partner unit related to first quarter 1997 operations. Based on current forecasts, the Partnership estimates an additional cash distribution from 1997 operations of the Orlando World Center and the Lauderdale Beach Association of approximately $6,200 per limited partner unit. This cash distribution is projected for November 1997.

RESULTS OF OPERATIONS

Total consolidated Partnership revenues for the second quarter and year-to-date ended June 20, 1997 decreased 3% and increased 7%, respectively, when compared to the same periods ended June 14, 1996. The decline for second quarter was a result of increased operating expenses at the Orlando World Center. Year-to-date operating results, however, were strong for both the Orlando World Center and the Harbor Beach Hotel. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP measurement of revenue). On a combined basis, second quarter and year-to-date REVPAR increased 8% and 9%, respectively, due to increases in average room rate and average occupancy. For the second quarter, combined average room rate improved 4% over the same period in 1996 to $152, and combined average occupancy increased 3.1 percentage points to 86%. On a year-to-date basis, combined average room rate increased 6% over the comparable period in 1996 to $168 and combined average occupancy increased 2.9 percentage points to 87%.

Hotel Revenues

Second quarter and year-to-date revenues reported by the Orlando World Center decreased 5% and increased 8%, respectively, over 1996. REVPAR for second quarter increased 9% over the comparable period in 1996 to $125 as a result of a
3.3 percentage point increase in occupancy to 85% and a 5% increase in average room rate to $147. The increase in REVPAR, however, was offset by an increase in hotel operating expenses. As a result of higher food and labor costs associated with large association groups, food and beverage profit decreased 13%. In addition, other hotel operating expenses were up 10% from last year primarily due to increased utility costs and general and administrative costs. The strong year-to-date performance was a result of an 11% increase in REVPAR to $136. This increase was attributed to a 3.3 percentage point increase in occupancy to 87% and a 7% increase in average room rate to $156. The hotel achieved its increase in average room rate as a result of rate increases across all segments and the hotel's ability to restrict discounted transient room rates. The increase in occupancy was primarily due to growth in association group business.

Marketing efforts are concentrated on attracting short-term group demand as well as leisure demand for the remaining summer months. Disney's 25th anniversary celebration has created strong demand in the leisure transient segment. In order to further enhance the hotel's ability to compete in the continuously expanding Orlando market, the final phase of a two-phase rooms renovation is scheduled to be completed by September 1997.

Recently the hotel has received several awards in recognition for its superior service to convention, corporate and association guests including the "Pinnacle Award" from Successful Meetings Magazine and the "Paragon Award" from Corporate Meetings and Incentive Magazine. Its golf pro shop was also rated one of the "Top 100 Pro Shops in the Country" by Golf Shop Operations Magazine.

Rental Income

Second quarter and year-to-date rental income from the Harbor Beach Hotel declined slightly and improved 5%, respectively, over 1996. Pursuant to the Lauderdale Beach Association operating lease, the calculation of rental income is based on the level of operating profit, as defined, of the Harbor Beach Hotel. The Lauderdale Beach Association receives Performance Rental equal to the first $10.4 million of annual operating profit of the Harbor Beach Hotel. Operating profit in excess of the $10.4 million is split 50% to the Lauderdale Beach Association, which is considered Additional Performance Rental and 50% to the operating tenant. During the second quarter of 1997, the Lauderdale Beach Association began earning Additional Performance Rental (see Note 3) which in 1996 was not earned until the third quarter. As a result of additional amounts retained by the operating tenant, second quarter 1997 rental income decreased slightly from the same period in 1996. For the second quarter, REVPAR increased 6% over 1996 to $143 as a result of a 2.8 percentage point increase in occupancy to 87% combined with a 3% increase in average room rate to $166. On a year-to-date basis, REVPAR increased 6% to $170 when compared to the same period in 1996. This increase was due to a 3% increase in average room rate to $196 and a 2.1 percentage point increase in occupancy to 87%. The year-to-date improvement in REVPAR was primarily a result of a 5,700 roomnight or 16% increase in corporate group business.

The hotel is continuing its cluster advertising with other Marriott hotels in the area. In addition, it is marketing its "Strictly Pleasure Promotion" in order to attract current group customers as future transient customers. Recently, the hotel was awarded the "Pinnacle Award" from Successful Meetings Magazine, for its superior service to convention, corporate, and association guests.

Indirect Hotel Operating Costs and Expenses

Indirect hotel operating costs and expenses increased 14% to $8.7 million and 9% to $17.1 million, for the twelve and twenty-four weeks ended June 20, 1997, respectively, when compared to the same periods in 1996. The principal components of this category are discussed below:

     Incentive management fees. Incentive management fees increased approximately $1.3 million, or 65.9%, and $1.8 million, or 41.2%, for second quarter and year-to-date 1997, respectively, as compared to the same periods in 1996. The increase was a result of additional incentive management fees of $1.4 million being paid in second quarter 1997.

     Depreciation and amortization. Depreciation and amortization decreased approximately $414,000, or 15%, for second quarter 1997 as compared to the same quarter in 1996. On a year- to-date basis, depreciation and amortization decreased approximately $826,000 or 15% as compared to 1996. The decrease was a result of furniture and fixtures becoming fully depreciated in 1996.

Interest expense

Interest expense for second quarter and year-to-date decreased 1.5% and 2.2%, respectively, as compared to the same periods in 1996 due to reduced principal balances on the mortgage debt of the Hotels resulting from required principal amortization.

Minority interest

Based upon its 50.5% ownership interest, the Partnership controls the Lauderdale Beach Association, and as a result, the condensed consolidated financial statements of the Partnership include the accounts of the Lauderdale Beach Association. Minority interest represents the net income from the Lauderdale Beach Association allocable to the co-general partner. Minority interest increased from $3.4 million year-to-date 1996 to $3.8 million year-to-date 1997 primarily due to the increase in rental income from the Harbor Beach Hotel, as discussed above.

Net income

For second quarter 1997, the Partnership achieved net income of $3.9 million, a decrease of $1.6 million over the same period in 1996. This decrease was primarily due to a decrease in hotel revenues combined with an increase in incentive management fees. On a year-to-date basis, net income increased $1.3 million to $15.3 million over the same period in 1996. This increase was due to increases in hotel revenues and rental income partially offset by an increase in incentive management fees.

Seasonality

Demand, and thus occupancy and room rates, is affected by normally recurring seasonal patterns. Demand tends to be higher during the months of November through April than during the remainder of the year. This seasonality tends to affect the results of operations, increasing hotel revenues and rental income during these months. In addition, this seasonality may also increase the liquidity of the Partnership during these months.

                           PART II. OTHER INFORMATION



ITEM 1.         LEGAL PROCEEDINGS

Neither Marriott Hotel Properties Limited Partnership nor the Lauderdale Beach Association (the "Partnerships"), nor the Hotels are presently subject to any material litigation nor, to the General Partner's knowledge, is any material litigation threatened against the Partnerships or the Hotels, other than routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnerships.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MARRIOTT HOTEL PROPERTIES
                                        LIMITED PARTNERSHIP


                                        By: HOTEL PROPERTIES MANAGEMENT, INC.
                                                 General Partner


                                                  /s/Earla L. Stowe
July 23, 1997                             By:  --------------------------------

                                                 Earla L. Stowe
                                                 Vice President and
                                                 Chief Accounting Officer