Form 10-Q
period 1997-09-12
MARRIOTT HOTEL PROPERTIES LTD PARTNERSHIP
filed 1997-10-24
CIK 784711

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


               X Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter ended September 12, 1997

                                       OR

                 Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number: 0-14381


                  MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP
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

                                TABLE OF CONTENTS

                                                                       PAGE NO.
                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Condensed Consolidated Statement of Operations
 Twelve and Thirty-Six Weeks Ended September 12, 1997 and September 6, 1996....1

Condensed Consolidated Balance Sheet
 September 12, 1997 and December 31, 1996......................................2

Condensed Consolidated Statement of Cash Flows
 Thirty-Six Weeks Ended September 12, 1997 and September 6, 1996...............3

Notes to Condensed Consolidated Financial Statements...........................4

Item 2 . Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................6


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings....................................................10

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit amounts)



                                                           Twelve Weeks Ended                  Thirty-Six Weeks Ended
                                                      September 12,    September 6,        September 12,    September 6,
                                                          1997             1996                1997             1996
                                                    ---------------  ---------------     ---------------  --------------

REVENUES
   Hotel............................................$         8,159  $         6,582     $        39,026  $        35,222
   Rental income....................................          1,955            1,829              16,961           16,096
   Interest and other...............................            302              385                 587              695
                                                    ---------------  ---------------     ---------------  ---------------

                                                             10,416            8,796              56,574           52,013
                                                    ---------------  ---------------     ---------------  ---------------

OPERATING COSTS AND EXPENSES
   Interest.........................................          4,723            4,980              14,616           15,098
   Depreciation and amortization....................          2,280            2,740               6,841            8,127
   Incentive management fee.........................            959              807               7,146            5,189
   Base management fee..............................            731              626               2,755            2,496
   Ground rent, property taxes and other............          2,186            2,108               6,554            6,211
                                                    ---------------  ---------------     ---------------  ---------------

                                                             10,879           11,261              37,912           37,121
                                                    ---------------  ---------------     ---------------  ---------------

(LOSS) INCOME BEFORE
   MINORITY INTEREST................................           (463)          (2,465)             18,662           14,892

MINORITY INTEREST...................................            780              934              (3,002)          (2,441)
                                                    ---------------  ---------------     ---------------  ---------------

NET INCOME (LOSS)...................................$           317  $        (1,531)    $        15,660  $        12,451
                                                    ===============  ===============     ===============  ===============

ALLOCATION OF NET INCOME (LOSS)
   General Partner..................................$             4  $           (15)    $           157  $           125
   Limited Partners.................................            313           (1,516)             15,503           12,326
                                                    ---------------  ---------------     ---------------  ---------------

                                                    $           317  $        (1,531)    $        15,660  $        12,451
                                                    ===============  ===============     ===============  ===============

NET INCOME (LOSS) PER LIMITED PARTNER
   UNIT (1,000 Units)...............................$           313  $        (1,516)    $        15,503  $        12,326
                                                    ===============  ===============     ===============  ===============


            See Notes to Condensed Consolidated Financial Statements.
                                       1

          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                                          September 12,     December 31,

                                                                                               1997              1996
                                                                                            (Unaudited)

                                                          ASSETS

  Property and equipment, net............................................................$      223,352    $      222,491
  Minority interest......................................................................         9,124            10,641
  Due from Marriott International, Inc. and affiliates...................................         6,876             9,114
  Other assets...........................................................................         5,616             5,588
  Cash and cash equivalents..............................................................        13,041             1,607
                                                                                         --------------    --------------

                                                                                         $      258,009    $      249,441
                                                                                         ==============    ==============


                                             LIABILITIES AND PARTNERS' CAPITAL

  Mortgage debt..........................................................................$      226,452    $      230,959
  Accounts payable and accrued interest..................................................         3,367               802
  Notes payable and amounts due to Marriott International, Inc. and affiliates...........         2,835             4,106
  Note payable and amounts due to Host Marriott Corporation..............................            --             2,405
                                                                                         --------------    --------------

     Total Liabilities...................................................................       232,654           238,272
                                                                                         --------------    --------------

PARTNERS' CAPITAL
  General Partner........................................................................           363               221
  Limited Partners.......................................................................        24,992            10,948
                                                                                         --------------    --------------

     Total Partners' Capital.............................................................        25,355            11,169
                                                                                         --------------    --------------

                                                                                         $      258,009    $      249,441

                                                                                         ==============    ==============

            See Notes to Condensed Consolidated Financial Statements.

          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                               Thirty-Six Weeks Ended
                                                                                          September 12,     September 6,
                                                                                               1997             1996
                                                                                                   (in thousands)

OPERATING ACTIVITIES
  Net income.............................................................................$       15,660    $       12,451
  Noncash items..........................................................................        10,203            10,927
  Changes in operating accounts..........................................................         2,516             1,030
                                                                                         --------------    --------------

     Cash provided by operations.........................................................        28,379            24,408
                                                                                         --------------    --------------

INVESTING ACTIVITIES
  Additions to property and equipment....................................................        (7,703)           (7,728)
Changes in property improvement funds and capital reserve escrow.........................          (260)            1,588
                                                                                         --------------    --------------

     Cash used in investing activities...................................................        (7,963)           (6,140)
                                                                                         --------------    --------------

FINANCING ACTIVITIES
  Principal repayments of mortgage debt..................................................        (4,507)           (4,920)
  Repayments to Host Marriott Corporation................................................        (2,295)             (269)
  Capital distributions to partners......................................................        (1,514)           (2,908)
  Capital distributions to minority interest.............................................        (1,485)           (1,485)
  Proceeds from note payable to Marriott International, Inc. and affiliates..............         1,200                --
  Repayments to Marriott International, Inc. and affiliates..............................          (428)             (362)
  Collection of investor notes receivable................................................            47                --
  Payment of financing costs.............................................................            --               (40)
                                                                                         --------------    --------------

     Cash used in financing activities...................................................        (8,982)           (9,984)
                                                                                         --------------    --------------

INCREASE IN CASH AND CASH EQUIVALENTS....................................................        11,434             8,284

CASH AND CASH EQUIVALENTS at beginning of period.........................................         1,607             3,550
                                                                                         --------------    --------------

CASH AND CASH EQUIVALENTS at end of period...............................................$       13,041    $       11,834
                                                                                         ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for mortgage and other interest..............................................$       11,623    $       12,271
                                                                                         ==============    ==============


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

     In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 12, 1997, and the results of operations for the twelve and thirty-six weeks ended September 12, 1997 and September 6, 1996. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

     The Partnership owns Marriott's Orlando World Center and a 50.5% interest in the Lauderdale Beach Association, the partnership owning Marriott's Harbor Beach Hotel, whose financial statements are consolidated herein. The remaining 49.5% general partnership interest in the Lauderdale Beach Association is reported as minority interest. All significant intercompany balances and transactions have been eliminated.

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

     Hotel revenues consist of hotel operating results for the Orlando World Center for the twelve and thirty-six weeks ended (in thousands):

                                                        Twelve Weeks Ended               Thirty-Six Weeks Ended
                                                   September 12,    September 6,     September 12,    September 6,
                                                       1997             1996             1997             1996
                                                   ------------     ------------     ------------     -------------
     HOTEL SALES
       Rooms  $....................................      11,328     $     10,180     $     45,693     $      41,175
       Food and beverage...........................      10,450            8,595           36,926            33,012
       Other.......................................       2,605            2,087            9,219             9,000
                                                   ------------     ------------     ------------     -------------
                                                         24,383           20,862           91,838            83,187
                                                   ------------     ------------     ------------     -------------
     HOTEL EXPENSES
       Departmental Direct Costs
          Rooms....................................       2,605            2,433            9,082             8,493
          Food and beverage........................       7,026            5,829           23,051            20,384
       Other hotel operating expenses..............       6,593            6,018           20,679            19,088
                                                   ------------     ------------     ------------     -------------
                                                         16,224           14,280           52,812            47,965
                                                   ------------     ------------     ------------     -------------

     HOTEL REVENUES................................$      8,159     $      6,582     $     39,026     $      35,222
                                                   ============     ============     ============     =============


3. Rental income under the Lauderdale Beach Association operating lease for the twelve and thirty-six weeks ended was (in thousands):

                                                        Twelve Weeks Ended               Thirty-Six Weeks Ended
                                                   September 12,    September 6,     September 12,    September 6,
                                                       1997             1996             1997             1996
                                                   ------------     ------------     ------------     -------------

     Basic rental..................................$        403     $        383     $      1,174     $       1,134
     Percentage rental.............................       1,017              928            4,530             4,199
     Performance rental............................          --              172           10,417            10,417
     Additional performance rental.................         535              346              840               346
                                                   ------------     ------------     ------------     -------------

     RENTAL INCOME.................................$      1,955     $      1,829     $     16,961     $      16,096
                                                   ============     ============     ============     =============


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

Total consolidated cash provided by operations for the thirty-six weeks ended September 12, 1997, and September 6, 1996, was $28.4 million and $24.4 million, respectively. The increase was primarily due to an increase in hotel revenues and rental income when compared to 1996. See discussion of results of operations below. This increase was partially offset by payments to the Manager of the Orlando World Center deferred incentive management fees and additional incentive management fees of $2.0 million and $1.4 million, respectively, in second quarter 1997. Payment of incentive management fees are subordinate to debt service and the retention of certain amounts of operating profit by the Partnership. Based on higher Partnership cash flow, the Manager earned additional incentive management fees for the first time.

For the thirty-six weeks ended September 12, 1997 and September 6, 1996, cash used in investing activities was $8.0 million and $6.1 million, respectively, consisting primarily of an increase in the cash contributed to the property improvement funds of the Hotels.

For the thirty-six weeks ended September 12, 1997 and September 6, 1996, cash used in financing activities was $9.0 million and $10.0 million, respectively. The decrease was primarily the result of cash provided by Marriott
International, Inc. and affiliates (see discussion of capital expenditures below) and decreases in cash distributions to partners and principal repayments on the mortgage debt, partially offset by the repayment of the remaining balance of the Orlando ballroom loan of $2.3 million in the third quarter of 1997.

Capital Expenditures

The second phase of a rooms renovation at the Orlando World Center was completed in September 1997. The Partnership secured a $3.5 million loan from Marriott International Capital Corporation, an affiliate of Marriott International, Inc., to fund costs in excess of funds available in the Orlando World Center property improvement fund. The loan requires monthly payments of principal and interest to be paid from the Orlando World Center property improvement fund beginning November 1997. The loan bears interest at a fixed rate of 9% and requires monthly amortization payments which vary through loan maturity in June 1999. During the third quarter of 1997, Marriott International Capital Corporation advanced the Partnership $1.2 million. The Partnership does not anticipate any shortfalls in the property improvement fund of the Orlando World Center until the year 2000 or the property improvement fund of the Harbor Beach Hotel until 1999.

Cash Distributions

In October 1997, the Partnership made a cash distribution of $6,200 per limited partner unit. This distribution consisted of $5,700 per limited partner unit from the operations of the Orlando World Center and $500 per limited partner unit from the Partnership's share of cash available from operations of the Harbor Beach Hotel. Year-to-date 1997 cash distributions have totaled $7,700 per limited partner unit.

RESULTS OF OPERATIONS

Total consolidated Partnership revenues for the third quarter and year-to-date ended September 12, 1997 increased 18% and 9%, respectively, over the comparable periods in 1996. This was due to strong operating results at both the Orlando World Center and the Harbor Beach Hotel. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP measurement of revenue). On a combined basis, third quarter and year-to-date REVPAR increased 14% and 9%, respectively, due to increases in average room rate and average occupancy. For the third quarter, combined average room rate improved 11% over the same period in 1996 to $123, and combined average occupancy increased 1.8 percentage points to 75%. On a year-to-date basis, combined average room rate increased 6% over the comparable period in 1996 to $154 and combined average occupancy increased 2.6 percentage points to 83%.

Hotel Revenues

Third quarter and year-to-date revenues reported by the Orlando World Center increased 24% and 11%, respectively, over 1996. REVPAR for third quarter increased 13% over the comparable period in 1996 to $90 as a result of a 1.3 percentage point increase in occupancy to 72% and a 9% increase in average room rate to $124. These increases are primarily attributable to increases in short term demand by small groups and the Disney 25th Anniversary celebration. As a result of the increase in REVPAR, rooms profit for the quarter increased $1.0 million over 1996, an increase of 13%. Due to strong group business, food and beverage sales and profit for the quarter increased $1.9 million or 22% and $0.7 million or 24%, respectively, over the same periods in 1996. The strong year-to-date performance was a result of an 11% increase in REVPAR to $121. This increase was attributed to a 2.7 percentage point increase in occupancy to 82% and a 7% increase in average room rate to $147. The hotel achieved its increase in average room rate as a result of rate increases across all segments and the hotel's ability to restrict discounted transient room rates. The increase in occupancy was primarily due to growth in association group business.

The hotel's marketing efforts are concentrated on capitalizing on the strong group demand. To meet this increasing demand, the hotel is hiring additional personnel to focus on attracting more group business. The hotel also continues its promotional efforts in the transient market through direct mailings, newspaper advertisements, and trade publication advertisements. In September 1997, the final phase of the rooms renovation project was completed. This will enhance the hotel's ability to compete in the continuously expanding Orlando market.

During the third quarter of 1997, the hotel received the "Gold Key Award" from Meetings and Conventions magazine in recognition for its superior service to convention, corporate and association guests.

Rental Income

Third quarter and year-to-date rental income from the Harbor Beach Hotel improved 7% and 5%, respectively, over 1996 primarily due to increases in REVPAR. For the third quarter, REVPAR increased 16% over 1996 to $96 as a result of a 2.9 percentage point increase in occupancy to 81% combined with a 11% increase in average room rate to $119. The hotel benefited from an increase in higher rated leisure transient demand, increasing roomnights in this category by 41% and the transient average rate by $16 over the same period in 1996. The hotel was also able to increase its group average rate by $13 and benefited from several large group advance bookings in third quarter. As a result of the increase in REVPAR, room sales and profit for the quarter increased $0.7 million and $0.6 million, respectively, over 1996. On a year-to-date basis, REVPAR increased 8% to $146 when compared to the same period in 1996. This increase was due to a 5% increase in average room rate to $172 and a 2.3 percentage point increase in occupancy to 85%. These increases are the result of an increase in room rates across all segments as well as increased group roomnights.

The hotel is continuing its cluster advertising with the Marina Marriott Hotel and is currently targeting large groups that can be accommodated by both properties. In addition, it is hiring more personnel to ensure the optimal use of its meeting space. The hotel continues to be recognized for its superior service to convention, corporate and association guests. Recently, the hotel was awarded the "Gold Key Award" from Meetings and Conventions magazine and the "Award of Excellence" from Corporate and Incentive Travel magazine.

Indirect Hotel Operating Costs and Expenses

Indirect hotel operating costs and expenses decreased 2% to $6.2 million and increased 6% to $23.3 million, for the twelve and thirty-six weeks ended September 12, 1997, respectively, when compared to the same periods in 1996. The principal components of this category are discussed below:

        Incentive management fees. Incentive management fees increased approximately $0.2 million, or 19%, and $2.0 million, or 38%, for third quarter and year-to-date 1997, respectively, as compared to the same periods in 1996. The year-to-date increase was primarily a result of additional incentive management fees of $1.4 million being paid in second quarter 1997.

        Depreciation and amortization. Depreciation and amortization decreased approximately $0.4 million, or 17%, for third quarter 1997 as compared to the same quarter in 1996. On a year-to-date basis, depreciation and amortization decreased approximately $1.3 million or 16% as compared to 1996. The decrease was a result of furniture and fixtures becoming fully depreciated in 1996.

Interest expense

Interest expense for third quarter and year-to-date decreased 5% and 3%, respectively, as compared to the same periods in 1996 due to reduced principal balances on the mortgage debt of the hotels resulting from required principal amortization.

Minority interest

Based upon its 50.5% ownership interest, the Partnership controls the Lauderdale Beach Association, and as a result, the condensed consolidated financial statements of the Partnership include the accounts of the Lauderdale Beach Association. Minority interest represents the net income from the Lauderdale Beach Association allocable to the co-general partner. Minority interest increased from $2.4 million year-to-date 1996 to $3.0 million year-to-date 1997 primarily due to the increase in rental income from the Harbor Beach Hotel, as discussed above.

Net income

For third quarter 1997, the Partnership achieved net income of $0.3 million, an increase of $1.8 million over the same period in 1996. On a year-to-date basis, net income increased $3.2 million to $15.7 million over the same period in 1996. These increases were primarily due to increases in hotel revenues and rental income.

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

                           PART II. OTHER INFORMATION



ITEM 1.         LEGAL PROCEEDINGS

Neither Marriott Hotel Properties Limited Partnership nor the Lauderdale Beach Association (the "Partnerships") nor the Hotels are presently subject to any material litigation nor, to the General Partner's knowledge, is any material litigation threatened against the Partnerships or the Hotels, other than routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnerships.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MARRIOTT HOTEL PROPERTIES
                                        LIMITED PARTNERSHIP


                                        By: HOTEL PROPERTIES MANAGEMENT, INC.
                                                 General Partner


                                                  /s/Earla L. Stowe
October 20, 1997                           By:  --------------------------------

                                                 Earla L. Stowe
                                                 Vice President and
                                                 Chief Accounting Officer