Form 10-K
period 1997-12-31
MARRIOTT HOTEL PROPERTIES LTD PARTNERSHIP
filed 1998-03-30
CIK 784711

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K

                 O Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1997

                                       OR

               G Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission File Number: 0-14381

                  MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


                Delaware                               52-1436985
--------------------------------------------- ----------------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)

            10400 Fernwood Road
            Bethesda, Maryland                                20817
--------------------------------------------- --------------------------------
(Address of principal executive offices)                    (Zip Code)


        Registrant's telephone number, including area code: 301-380-2070
           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable
           Securities registered pursuant to Section 12(g) of the Act:
                      Units of Limited Partnership Interest
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes U No .

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

===============================================================================
                  Marriott Hotel Properties Limited Partnership
================================================================================


                                TABLE OF CONTENTS

                                    PAGE NO.

                                     PART I

Item 1.           Business.................................................1

Item 2.           Properties...............................................7

Item 3.           Legal Proceedings........................................9

Item 4.           Submission of Matters to a Vote of Security Holders......9

                                     PART II

Item 5.           Market For Registrant's Limited Partnership Units and
                  Related Security Holder Matters.........................11

Item 6.           Selected Financial Data.................................13

Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................14

Item 8.           Financial Statements and Supplementary Data.............21

Item 9.           Changes In and Disagreements With Accountants on Accounting
                  and Financial Disclosure................................36


                                    PART III

Item 10.          Directors and Executive Officers........................36

Item 11.          Management Remuneration and Transactions................37

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management..............................................37

Item 13.          Certain Relationships and Related Transactions..........37


                                     PART IV

Item 14.          Exhibits, Supplemental Financial Statement Schedules
                  and Reports on Form 8-K.................................40

                                     PART I


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

On January 14, 1997, MHP Acquisition Corporation (the "Company"), a wholly-owned subsidiary of Host Marriott, completed a tender offer for limited partnership units in the Partnership. The Company purchased 463.75 units for an aggregate consideration of $37.1 million or $80,000 per unit. Additionally, in a Partnership vote held in conjunction with the tender offer, the limited partners approved all of the proposed amendments to the partnership agreement that were conditions to the tender offer. Subsequent to the tender offer, the Company purchased 8 units on March 29, 1997 and 1 unit on June 21, 1997. Therefore, as of December 31, 1997, Host Marriott now indirectly owns, through affiliates, 49.33% of the Partnership.

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

The Orlando Hotel was designed as part of the MII network of convention hotels and thus has extensive meeting and convention facilities. The Orlando Hotel's business is oriented primarily to professional meeting planners who book conventions in Orlando. During the past five years, group business has accounted for most of the business at the Orlando Hotel. For the year ended December 31, 1997, 78% of its business was derived from group demand. The Orlando Hotel offers group guests award-winning service, approximately 200,000 square feet of meeting space, all on one level, 18 holes of golf on-site, numerous restaurants and the flexibility to achieve the guests' desired goals. The group business segment is comprised of corporate groups, association groups and other market segments including social groups (weddings), military, religious, fraternal and international groups. During 1997, the Orlando Hotel experienced an increase in group occupancy of approximately 13,000 group roomnights; however, this increase was partially offset by a decrease in transient demand.

The Orlando Hotel added an additional 50,960 square foot ballroom and exhibition hall in 1990 to enhance the Orlando Hotel's ability to attract guests and large group business. Host Marriott provided interim financing of up to $14 million to fund the construction of this ballroom and on June 16, 1992, the ballroom loan of $13.2 million was converted to a revolving line of credit. The entire outstanding principal balance of $2.3 million was paid off in 1997. In 1996, the Orlando Hotel completed the first phase of a rooms renovation. The second phase of the Orlando Hotel's rooms renovation was completed in September 1997. To fund costs in excess of funds available in the Orlando Hotel's property improvement fund, Marriott International Capital Corporation ("MICC"), an affiliate of the Manager, advanced the Partnership $3.5 million during 1997. The loan requires payments of principal and interest to be paid from the Orlando Hotel's property improvement fund. The outstanding principal balance was $3.5 million on December 31, 1997.

The Harbor Beach Hotel has positioned itself to attract both the leisure traveler and the group meeting planner who is seeking a luxurious resort experience. The Harbor Beach Hotel offers easy air accessibility, the largest private beach in the Fort Lauderdale area and the quality and consistency associated with the Marriott name. The Harbor Beach Hotel's business is split between business from transient and group guests. For the year ended December 31, 1997, group business comprised 55% of total roomnights compared to 51% in 1996.

During 1994, the Harbor Beach Hotel completed a rooms renovation which helped the property realize a competitive advantage in the Fort Lauderdale market. Financing for the rooms renovation was obtained from MICC. The loan provided financing of up to $2.8 million. As of December 31, 1997, the outstanding principal balance of the loan was $1.3 million.

Organization of the Partnership

The Partnership was formed on August 22, 1984, to acquire, construct, own and operate the Orlando Hotel. Host Marriott was the initial General Partner of the Partnership and Airline Foods, Inc., a wholly-owned subsidiary of Host Marriott, was the initial limited partner. Between November 1, 1985 and November 27, 1985 (the "Closing Date"), 1,000 limited partnership units (the "Units") were sold in a private placement for $100,000 a Unit, representing a 99% interest in the Partnership. The limited partners paid $10,000,000 in cash on the Closing Date with the remainder due in five annual installments through May 15, 1990. The limited partners' obligations to make the installment payments were evidenced by promissory notes (the "Investor Notes") payable to the Partnership and secured by the Units. Prior to the Closing Date, Marriott Hotel Properties, Inc. was admitted as General Partner in lieu of Host Marriott, and on the Closing Date, Airline Foods, Inc. withdrew as a limited partner. In consideration for agreeing to admit the additional limited partners to the Partnership, Airline Foods, Inc. was paid $650,000 in cash at closing and received $45,350,000 of Investor Notes. On April 22, 1992, the General Partner's name was changed from Marriott Hotel Properties, Inc. to Hotel Properties Management, Inc.

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

Debt Financing

Upon loan maturity on June 16, 1995, the lender granted the Partnership a forbearance on the Orlando Hotel mortgage debt (the "Orlando Mortgage Debt"), extending it through October 31, 1995. On October 31, 1995, the Partnership successfully completed a modification and extension of this loan. The Orlando Mortgage Debt was non-recourse to the Partnership and its partners. The Orlando Mortgage Debt bore a fixed rate of interest of 8.44%, required semi-annual principal payments, and was scheduled to mature on June 16, 2000. The outstanding principal balance was $138,479,000 prior to the refinancing, as discussed below.

On December 31, 1997, the General Partner successfully refinanced the Orlando Mortgage Debt (the "New Loan"). The Partnership received proceeds of $152 million which was used to pay the outstanding balance on the Orlando Mortgage Debt and accrued interest totaling $139.3 million, related refinancing costs of $2.0 million and a prepayment penalty of $1.9 million. The remaining $8.8 million is part of the Partnership's working capital. The New Loan continues to be non-recourse and requires monthly payments of interest at a fixed rate of 7.48% and principal based on a 30-year amortization schedule. The New Loan matures on January 1, 2008. In conjunction with the refinancing, the lender is committed to provide financing of approximately $88 million for construction costs related to a 500-room expansion of the Orlando Hotel. The New Loan is collateralized by the Orlando Hotel, all personal property associated with the Orlando Hotel, the land on which the Orlando Hotel and golf course are located and an assignment of certain operating agreements.

On March 29, 1994, the Harbor Beach Partnership completed a restructuring of its $92 million loan (the "Harbor Beach Mortgage Debt"). The Harbor Beach Mortgage Debt carries a fixed rate of interest of 9.125%. Interest only was due and payable for the first twelve payments through and including April 1, 1995. On May 1, 1995, monthly payments of principal and interest in the amount of $772,600 began and will continue until maturity on May 1, 2000. The loan amortizes based on a 22-year effective amortization period. As of December 31, 1997, the outstanding principal balance was $83,946,000. The Harbor Beach Mortgage Debt is non-recourse to the Harbor Beach Partnership and its partners. The Harbor Beach Mortgage Debt is collateralized by all property and assets of the Harbor Beach Hotel. No debt service guaranty was provided during the March 1994 restructuring. It is expected that the Harbor Beach Mortgage Debt will be refinanced at or prior to the maturity thereof, depending upon prevailing market conditions and interest rates.

Orlando Ballroom Loan

During 1990, Host Marriott provided financing of $13.2 million to fund the construction of a new ballroom and exhibition hall at the Orlando Hotel (the "Orlando Ballroom Loan"). As of December 31, 1996, the outstanding principal balance was $2.3 million. The weighted average effective interest rate for the year ended December 31, 1997, was 8.4%. The outstanding principal balance was paid on June 24, 1997.

Harbor Beach Rooms Renovation Loan

On July 21, 1994, the Harbor Beach Partnership entered into a loan agreement (the "Harbor Beach Rooms Renovation Loan") with MICC in conjunction with a rooms and suites refurbishment at the Harbor Beach Hotel. The loan provided financing of up to $2.8 million, plus accrued interest through December 31, 1994, to fund costs in excess of funds available in the Harbor Beach Partnership's property improvement fund. This unsecured loan carries a fixed rate of interest of 8% and matures on December 31, 1999. Payments of principal and interest based upon a five-year amortization period commenced in January 1995. Under the terms of the loan, the debt service payments are included as a deduction in determining the fees paid to MHSI pursuant to the Operating Lease. As of December 31, 1997, the outstanding principal balance was $1.3 million.

Orlando Rooms Renovation Loan

During 1997, the Partnership entered into a loan agreement (the "Orlando Rooms Renovation Loan") with MICC in conjunction with a rooms and suites refurbishment at the Orlando Hotel. The loan provided financing of $3.5 million and requires monthly payments of principal and interest to be paid from the Orlando Hotel's property improvement fund. This unsecured loan carries a fixed interest rate of 9% and matures on June 16, 1999. The outstanding principal balance was $3.5 million on December 31, 1997.

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

Pursuant to the Management Agreement and the Operating Lease, the Hotels are operated as part of the Marriott Hotels, Resorts and Suites full-service hotel system. At December 31, 1997, the Marriott full-service hotel system included 326 Marriott Hotels, Resorts and Suites located in 41 states, the District of Columbia and 33 foreign countries with a total of 124,571 guest rooms.

Full-service hotels operated by MII generally contain between 300 and 500 rooms. However, the 19 convention hotels (18,500 rooms) operated by MII, including the Orlando Hotel, are larger and contain up to 1,900 rooms. Room rates generally range  between  $95 and $265  per  night  depending  upon  location  and type of facility. Marriott full-service hotel facilities typically include swimming pools, gift shops, convention and banquet facilities, a variety of restaurants and lounges and parking facilities. The 35 Marriott resort hotels (15,000 rooms), including the Harbor Beach Hotel, have additional recreational facilities, such as tennis courts and golf courses.

Ground Lease

The Harbor Beach Partnership leases the land on which the Harbor Beach Hotel is located from an unrelated third party. For a description of the terms of the ground lease, see Item 2, "Properties."

Competition

Demand in the U.S. lodging industry continues to be strong as a result of an improved economic environment and a corresponding increase in domestic business and leisure travel. Also, the upscale full-service hotel segment has benefited from a continued low room supply growth rate, which is attributable to several factors including the limited availability of attractive building sites for full-service hotels and the lack of available financing for new full-service hotel construction. The cyclical nature of the U.S. lodging industry has been demonstrated over the past two decades. Low hotel profitability during the 1974-1975 recession led to a prolonged slump in new construction, to high occupancy rates, and to real price increases in the late 1970s and early 1980s. Changes in tax and banking laws during the early 1980s precipitated a construction boom which peaked in 1986 but created an oversupply of hotel rooms that had not been absorbed fully by increased demand. This caused a significant decrease in new hotel development the early 1990s which has resulted in a gradual U.S. hotel supply/demand imbalance.

Current trends in the hotel industry indicate that, through at least 1998, the outlook for the lodging industry remains positive. Rooms supply growth, especially for the luxury and upscale segment, is at its highest level over the past decade. In addition, national occupancies and average daily rates have been steadily increasing over the past few years.

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

The Partnership Agreement provides that agreements, contracts or arrangements between the Partnership and the General Partner, other than arrangements for rendering legal, tax, accounting, financial, engineering and procurement services to the Partnership by the General Partner or its affiliates, will be on commercially reasonable terms, will be subject to the following conditions:

(a)  the  General  Partner  or any  affiliate  must be  actively  engaged in the business of rendering such services or selling or leasing such goods, independently of its dealings with the Partnership and as an ordinary ongoing business or must enter into and engage in such business with Marriott system hotels or hotel owners generally and not exclusively with the Partnership;
(b) any such agreement, contract or arrangement must be fair to the Partnership, and reflect commercially reasonable terms and shall be embodied in a written contract which precisely describes the subject matter thereof and all compensation to be paid therefor;
(c) no rebates or give-ups may be received by the General Partner or any affiliate, nor may the General Partner or any affiliate participate in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Partnership Agreement or the Harbor Beach Partnership Agreement;
(d) no such agreement, contract or arrangement as to which the limited partners had previously given approval may be amended in such manner as to increase the fees or other compensation payable to the General Partner or any affiliate or to decrease the responsibilities or duties of the General Partner or any affiliate in the absence of the consent of the limited partners holding a majority of the Units (excluding those Units held by the General Partner or certain of its affiliates); and
(e) Any such agreement, contract or arrangement which relates to or secures any funds advanced or loaned to the Partnership by the General Partner or any affiliate must reflect commercially reasonable terms.

The Harbor Beach Partnership Agreement contains similar provisions with respect to the Harbor Beach Partnership.

Employees

The Partnership has no employees; however, employees of the General Partner are available to perform administrative services for the Partnership. The Partnership reimburses the General Partner for the cost of providing such services. See Item 11, "Executive Compensation," for information regarding payments to the General Partner for the cost of providing administrative services to the Partnership.

The Hotels are staffed by employees of MII and the Operating Tenant.


ITEM 2.   PROPERTIES

As of December 31, 1997, the Partnerships' properties consisted of two hotels, both of which are currently in full operation and described below.
Orlando World Center Hotel

Location

The Orlando Hotel is a full-service Marriott hotel located on approximately 190 acres of fee-owned land two miles from Walt Disney World Resort and is known as Marriott's Orlando World Center. It is located approximately 15 miles from the Orlando International Airport.

Description

The Orlando Hotel opened on March 24, 1986. The Orlando Hotel contains 1,503 guest rooms, including 85 suites, in a 27-story building. Designed as part of the MII network of convention hotels, it has extensive meeting and convention facilities totaling 200,000 square feet, all on one level of the hotel, including (i) a 38,675 square foot grand ballroom, (ii) additional ballroom space of 40,740 square feet which can be subdivided into meeting rooms and exhibit space, (iii) a 50,960 square foot ballroom and exhibition hall which was completed in 1990 and (iv) 14 meeting rooms. Hotel facilities also include nine restaurants and lounges, an 18-hole championship golf course, eight lighted tennis courts, four pools, a health club, golf and tennis pro shops, specialty and gift shops, a game room and parking for 2,100 cars. The Partnership purchased the Orlando Hotel in 1984 for approximately $211 million. In March 1998, the Partnership announced its plan to construct a 500-room tower with a new parking garage at the Orlando Hotel.

Competition

The primary competition for the Orlando Hotel comes from the following five first-class convention and resort lodging-oriented hotels: (i) the Sheraton Dolphin Hotel with 1,510 guest rooms and 202,000 square feet of meeting space,
(ii) the Westin Swan with 758 guest rooms and 52,000 square feet of meeting space, (iii) the Peabody Hotel with 891 guest rooms and 54,000 square feet of meeting space, (iv) the Hyatt Regency Grand Cypress Hotel, with 750 guest rooms and 65,000 square feet of meeting space and (v) the Coronado Springs Resort, which opened in July 1997, with 1,967 rooms and 99,000 square feet of meeting space. In addition, other hotels, including hotels owned by Disney, also compete with the Orlando Hotel. None of these hotels are operated as part of the MII full-service hotel system. As a major convention hotel, the Orlando Hotel also competes with similar facilities throughout the country.

Several new hotel projects are expected to enter the market in the near future, including hotels by Disney and Loews Corporation. Loews Corporation has plans to construct two first-class hotels on Universal Studios Florida property of approximately 800 and 1,300 rooms to be opened by the year 2000. As a result of the continued expansion of Walt Disney World, the All Star Resort with 3,840 rooms is going to increase to 5,760 rooms. Additionally, the Animal Kingdom attraction at Walt Disney World is planning to open a hotel by January 1999.

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

Competition

The primary competition for the Harbor Beach Hotel comes from the following five first-class hotels: (i) the Hyatt Pier 66 with 388 guest rooms and 22,000 square feet of meeting space, (ii) the Boca Raton Hotel and Club with 963 guest rooms and 70,000 square feet of meeting space, (iii) the Marriott Marco Island Resort and Golf Club with 735 guest rooms and 48,000 square feet of meeting space, (iv) the Sheraton Bal Harbour with 644 guest rooms and 73,000 square feet of meeting space and (v) the Breakers with 572 guest rooms and 36,000 square feet of meeting space. The Marriott Marco Island Resort and Golf Club is managed by MII, and other than limited joint marketing efforts, the Harbor Beach Hotel and the Marriott Marco Island Resort are direct competitors. Host Marriott acquired another competing area hotel, the Fort Lauderdale Marina Hotel, in January 1994. In addition, other hotels in the Fort Lauderdale area also compete with the Harbor Beach Hotel; however, these differ from the Harbor Beach Hotel in terms of size, room rates, facilities, amenities and services offered, market orientation and/or location. None of these other hotels are operated as part of the MII full-service hotel system. As a major resort facility, the Harbor Beach Hotel also competes with similar facilities throughout the country. The Loews Miami Beach hotel with 800 rooms and 85,000 square feet of meeting space is scheduled to open in October 1998.

Ground Lease

The Harbor Beach Hotel is located on a site that is leased from an unrelated third party for an initial term expiring November 30, 2080. The Harbor Beach Partnership has the option to extend the term for an additional 25 years. The lease provides for annual rental of $1,560,000 for lease years 1995 through 1999. Thereafter, annual rentals for each succeeding five-year period increase by an amount equal to 10% of the previous annual rental. Under the lease, the Harbor Beach Partnership pays all costs, expenses, taxes and assessments relating to the Harbor Beach Hotel and the underlying land, including real estate taxes. In the event the ground lessor decides to sell the leased premises, the Harbor Beach Partnership has a right of first refusal to purchase the leased premises. Upon expiration or termination of the lease, title to the Harbor Beach Hotel and all improvements revert to the ground lessor.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners in 1996 or in prior years. On January 14, 1997, in conjunction with a tender offer (the "Tender Offer") for limited partnership units by MHP Acquisition Corporation (the "Purchaser"), the General Partner solicited the consent of the limited partners of the Partnership to the following amendments to the Partnership Agreement:
- An amendment that (a) revises the provisions limiting the voting rights of the General Partner and its affiliates to permit the General Partner and its affiliates (including the Purchaser) to have full voting rights with respect to all Units currently held by the General Partner or acquired by its affiliates except on matters where the General Partner or its affiliates have an actual economic interest other than as an Unit holder or general partner (an "Interested Transaction"), and (b) establish special voting standards with respect to Interested Transactions to permit action to be taken only if (i) a majority of Units by limited partners other than the General Partner and its affiliates are present in person or by proxy or consent for the vote on an Interested Transaction and (ii) the Interested Transaction is approved by limited partners holding a majority of the outstanding Units, with all Units actually voted by limited partners other than the General Partner and its affiliates.

- An amendment that amends the definition of "Affiliate" to make clear that a publicly-traded entity (such as Marriott International, Inc.) will not be deemed an affiliate of the General Partner or any of its affiliates unless a person or group of persons directly or indirectly owns twenty percent (20%) or more of the outstanding common stock of both the General Partner (or its affiliates) and such other entity.

- An amendment that revises the provisions relating to the authority of the General Partner to permit the General Partner, without obtaining the consent of the limited partners, to (i) sell or otherwise transfer to an independent third party the assets of the Partnership, including the Orlando Hotel and the Partnership's 50.5% general partnership interest in the Harbor Beach Partnership, and (ii) vote its interest in the Harbor Beach Partnership in favor of the sale or other disposition of the Harbor Beach Hotel to an independent third party.

- An amendment that (i) revises the provision that permits Unit transfers only on the first day of a fiscal quarter, so that (a) the Units tendered pursuant to the Tender Offer and accepted for payment (the "Accepted Units") are transferred to the Purchaser on the date on which payment for the accepted Units pursuant to the Tender Offer occurs (the "Closing Date") and (b) any subsequent transfer of Units by the Purchaser could occur on the designated closing date, rather than on the first day of a fiscal quarter; and (ii) revise the provision that prohibits Unit transfers that result in the assignor or assignee owning a fraction of a Unit other than a half-Unit to permit fractions of Units to be purchased by the Purchaser pursuant to the Tender Offer, and the subsequent assignment of such fractional interests, provided that such fractional interests are assigned in their entirety.

- An amendment that revises the provisions relating to the allocation of profits and losses and cash distributions, so that tendering Unit holders receive allocations of profit and loss with respect to the Accepted Units for periods up to and including, but not beyond, the accounting period ending prior to the Closing Date and do not receive cash distributions with respect to the Accepted Units made after the Closing Date.

- Amendments to certain terms and sections of the Partnership Agreement in order to reflect various U.S. Treasury Department Regulations that have been issued subsequent to the formation of the Partnership.

- Amendments to certain terms and sections of the Partnership Agreement in order to (i) reflect the fact that Host Marriott no longer owns the management business conducted by Marriott International, Inc., (ii) delete certain obsolete references to entities and agreements that are no longer in existence and (iii) update the Partnership Agreement to reflect the passage of time since the formation of the Partnership.

- An amendment that permits the General Partner, without the consent of the limited partners, to make any amendment to the Partnership Agreement as is necessary to clarify the provisions thereof so long as such amendment does not affect the rights of the limited partners under the Partnership Agreement in any material respect.

A majority of the limited partners approved all of the amendments to the Partnership Agreement.

                                  PART II


ITEM 5. MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

There is currently no public market for the Units and it is not anticipated that a public market for the Units will develop. Transfers of Units are limited to the first day of each fiscal quarter, and are subject to approval by the General Partner in its sole and absolute discretion and certain other restrictions. As a result of the Tender Offer, the Purchaser acquired 463.75 Units on January 14, 1997. Subsequent to the tender offer, the Purchaser acquired an additional 9 Units during 1997. As of February 13, 1998, there were 632 holders of record of the 1,000 limited partnership Units.

In accordance with Sections 4.06 and 4.09 of the Partnership Agreement, cash available for distribution for any fiscal year will be distributed at least annually, as soon as practicable after the close of each fiscal year, to the partners of record at the end of each fiscal quarter during such fiscal year as follows:

(i) first, through and including the end of the fiscal quarter during which the General Partner and the limited partners shall have received cumulative distributions of refinancing and/or sales proceeds ("Capital Receipts") equal to 50% of their capital contributions (this threshold has not been met as of December 31, 1997), 1% to the General Partner and 99% to the limited partners;

(ii) next, through and including the end of the fiscal quarter during which the General Partner and the limited partners shall have received cumulative distributions of Capital Receipts equal to their capital contributions, 15% to the General Partner and 85% to the limited partners; and

(iii) thereafter, 30% to the General Partner and 70% to the limited partners.

Cash available for distribution means, with respect to any fiscal period, the revenues of the Partnership from all sources during such fiscal period less (i) all cash expenditures of the Partnership during such fiscal period, including, without limitation, debt service and any fees for management services and administrative expenses; and (ii) such reserves as may be determined by the General Partner, in its sole discretion, to be necessary to provide for the foreseeable needs of the Partnership, excluding Capital Receipts.

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

On November 1, 1996, the Partnership made an interim cash distribution from 1996 operations in the amount of $2,105,050 as follows: $21,050 to the General Partner and $2,084,000 to the limited partners ($2,084 per Unit). On April 14, 1997, the Partnership made a cash distribution of $1,515,150, $15,150 to the General Partner and $1,500,000 to the limited partners ($1,500 per Unit), representing a final distribution from 1996 operations of $639,393 ($6,393 to the General Partner and $633,000 to the limited partners ($633 per Unit)) and an interim cash distribution from 1997 operations of $875,757 ($8,757 to the General partner and $867,000 to the limited partners ($867 per Unit)).

On November 1, 1997, the Partnership made an interim cash distribution from 1997 operations in the amount of $6,262,630 as follows: $62,630 to the General Partner and $6,200,000 to the limited partners ($6,200 per Unit).

In accordance with sections 4.07, 4.08 and 4.09 of the Partnership Agreement, Capital Receipts not retained by the Partnership will be distributed to the owners of record on the last day of the fiscal quarter in which the transaction is completed, as follows:

(i) first, 1% to the General Partner and 99% to the limited partners until the partners have received cumulative distributions of Capital Receipts equal to their capital contributions; and

(ii) thereafter, 30% to the General Partners and 70% to the limited partners.

As of December 31, 1997, cumulative distributions of Capital Receipts equaled $7,379,000 ($74,000 to the General Partner and $7,305,000 to the limited partners ($7,305 per Unit)).

As of December 31, 1997, the Partnership has distributed a total of $58,914,000 ($590,000 to the General Partner and $58,324,000 to the limited partners ($58,324 per Unit)) since inception. These amounts include the distribution of Capital Receipts as discussed above.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data presents historical operating information for the Partnership for each of the five years ended December 31, 1997 presented in accordance with generally accepted accounting principles. In November 1993, the lender foreclosed on the Warner Center Hotel. Thus, operating results are not comparable for all years presented (in thousands, except per unit amounts):

                                                      1997          1996          1995         1994         1993
Partnership Net income:

Revenues ...........................................$   76,014   $   72,753   $   67,677    $  59,759    $  62,204

Net income (loss) before extraordinary
     item and minority interest.....................$   22,056   $   21,097   $   14,868    $   7,834    $ (24,572)

Extraordinary items.................................    (3,061)           -            -            -       40,356

Net income before minority interest.................$   18,995   $   21,097   $   14,868    $   7,834    $  15,784

Minority interest...................................    (2,579)      (2,648)      (1,718)        (523)      (1,036)

Net income..........................................$   16,416   $   18,449   $   13,150    $   7,311    $  14,748

Net income per limited partner Unit (1,000 Units):

Net income (loss) before extraordinary
     item and minority interest.....................$   21,835   $   20,887   $   14,719    $   7,756    $ (24,326)

Extraordinary items.................................    (3,030)           -            -            -       39,952

Minority interest...................................    (2,553)      (2,622)      (1,701)        (518)      (1,026)

Net income per Unit.................................$   16,252   $   18,265   $   13,018    $   7,238    $  14,600

Total assets........................................$  261,109   $  249,441   $  251,217    $ 254,058    $ 257,620

Total obligations...................................$  241,261   $  238,272   $  253,483    $ 267,369    $ 278,242

Cash distributions per limited partner Unit
     (1,000 Units)..................................$    7,700   $    4,970   $    2,084    $       -    $       -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis addresses the results of operations of the Partnership for the fiscal years ended December 31, 1997, 1996 and 1995. During the period from 1995 through 1997 consolidated Partnership Hotel sales increased from $114.4 million to $128.2 million primarily due to strong group demand in the Orlando market. Consolidated Partnership Hotel revenues grew from $47.3 million in 1995 to $53.6 million in 1997. Rental income grew from $19.7 million to $21.6 million during the period from 1995 to 1997 as a result of strong operating results at the Harbor Beach Hotel.

Growth in the Partnership's Hotels total room sales, and thus hotel revenues and rental income, is primarily a function of average room rates, as well as control of hotel operating costs. In addition, due to the amount of meeting/convention business at the Orlando World Center, food and beverage operations, especially in the banquet and catering areas, have a direct effect on the Partnership's hotel revenues. Combined average occupancy for the Partnership's Hotels remained constant at 79% in 1995 and 1996 and grew slightly to 80% in 1997. Occupancy grew in 1997 primarily due to an increase in group roomnights from the association and international markets at the Orlando World Center. The combined average room rate for the Hotels during this period increased from $139 in 1995 to $156 in 1997 due to continuing strong demand in the Orlando and Ft. Lauderdale markets. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP measure of revenue). REVPAR does not include food and beverage or other ancillary revenues generated by the Partnership's Hotels. The consolidated REVPAR for the Partnership's Hotels for each of the periods ended December 31, 1997, 1996, and 1995 was $125, $114 and $110, respectively.
Combined food and beverage sales increased from $65.1 million in 1995 to $72.1 million in 1997 primarily due to an increase in banquet sales.

The Partnership derives substantial operating leverage from increases in Hotel revenues and rental income, since the majority of operating costs and expenses of the Partnership are fixed. This operating leverage is offset by variable expenses related to the Orlando World Center, including base and incentive management fees under the Orlando World Center Management Agreement. Net operating cash flow from the Orlando World Center is applied to payment of debt service on the Orlando Mortgage Debt, current and deferred incentive management fees payable to MII, debt service on the Orlando Ballroom Loan and cash distributions to the partners of the Partnership. Net rental income derived from the Harbor Beach Hotel is applied to payment of debt service on the Harbor Beach Mortgage Debt, debt service on the Harbor Beach Rooms Renovation Loan, ground rent pursuant to the terms of the Harbor Beach ground lease and cash distributions to the partners of the Harbor Beach Partnership. The Partnership's allocable share of cash distributions from the Harbor Beach Partnership are distributed to the partners of the Partnership.

Results of Operations

1997 Compared to 1996

Hotel Revenues. Hotel revenues increased approximately $3.1 million, or 6%, over 1996 as a result of continued growth in corporate group business. REVPAR at the Orlando Hotel increased 11% over 1996 to $118. This higher rate resulted from increased demand generated by Disney's 25th Anniversary celebration and an increase in group roomnights from the association and international markets. Average occupancy increased by two percentage points to 80%. As a result of the increase in REVPAR, room sales at the Orlando World Center increased $5.0 million, or 8%, over 1996. Food and beverage sales in 1997 increased $3.6 million, or 7.5%, over 1996 primarily due to an 11% increase in banquet sales. Food and beverage profit increased $1.1 million, or 6%, over 1996 due to the increase in sales combined with continued emphasis on cost containment. In 1998, the Orlando World Center expects demand will remain strong and as a result, 1998 hotel revenues are expected to increase.

Direct operating costs and expenses increased $4.9 million, or 7%, over 1996 due to an increase in certain variable costs related to the increase in room sales and higher food and beverage costs due to the creation of a special events department at the Orlando World Center.

Rental Income. Rental income from the Harbor Beach Hotel increased by approximately $326,000, or 2%, when compared to 1996 as a result of the Hotel's ability to restrict discounted rates and achieve a higher transient room rate. The Harbor Beach Hotel experienced an increase in corporate group demand of almost 5,000 roomnights. REVPAR increased 6% over 1996 due to a 6% increase in the average room rate to $173. As a result of the increase in REVPAR, room sales and profit increased 4.5% and 4%, or $1.4 million and $1.1 million, respectively, over 1996.

Indirect hotel operating costs and expenses. Indirect hotel operating costs and expenses increased by $3.5 million, or 13%, from $29.6 million in 1996 to $33.1 million in 1997. The principal components of this category are discussed below:

Depreciation and amortization. Depreciation and amortization increased 9% from $9.7 million in 1996 to $10.6 million in 1997 primarily due to the addition of furniture and equipment at the Harbor Beach Hotel in 1996.

Incentive   management  fees.  In  accordance  with  the  Orlando  World  Center
Management Agreement, incentive management fees increased by $1.8 million, or 24%, over 1996 as a result of improved operating results at the Orlando World Center. Cash flow from operations of the Orlando World Center Hotel was sufficient to pay all incentive management fees earned by the Manager in 1997 and 1996. Additional incentive management fees of $1.4 million were also earned by the Manager for the first time in 1997.

Base management fees. In accordance with the Orlando World Center Hotel Management Agreement, base management fees increased 7%, from $3.6 million in 1996 to $3.8 million in 1997, due to improved total sales at the Orlando World Center Hotel.

Interest expense. Interest expense decreased 5% from $22.0 million in 1996 to $20.8 million in 1997 primarily due to principal payments on the Orlando Mortgage Debt prior to refinancing of $7.0 million and repayment of the entire Orlando Ballroom Loan in 1997.

Minority interest in income. Based on its 50.5% ownership interest, the Partnership controls the Harbor Beach Partnership and as a result, the accounts of the Harbor Beach Partnership are consolidated in the consolidated financial statements of the Partnership. Minority interest in income represents the net income from the Harbor Beach Partnership allocable to the other general partner in that Partnership. Minority interest in income decreased 3% in 1997 primarily due to an increase in depreciation expense partially offset by an increase in rental income from the Harbor Beach Hotel, as discussed above.

Net income. Net income for 1997 decreased $2.0 million, or 11%, over 1996 primarily due to the $3.1 million extraordinary loss resulting from the prepayment penalty related to the early extinguishment of the mortgage debt on the Orlando Hotel and the write-off of deferred financing costs related to that debt. This loss was partially offset by higher hotel revenues in 1997.

1996 Compared to 1995

Hotel Revenues. Hotel revenues increased approximately $3.3 million, or 7%, over 1995 as a result of continued growth in corporate group and transient business. REVPAR at the Orlando World Center increased 2% over 1995 to $106. This increase was a result of the Hotel's ability to restrict discounted rates and achieve a higher average room rate. The average room rate increased 4% from 1995 to $137. This increase was slightly offset by a 1.1 percentage point decrease in average occupancy to 78%. The first half of a rooms renovation project was completed during 1996, thus decreasing the availability of rooms for sale. As a result of the increase in REVPAR, room sales at the Orlando World Center increased $2.4 million, or 4%, over 1995. Food and beverage sales in 1996 increased $2.1 million, or 5%, over 1995 primarily due to a 6% increase in banquet sales. Food and beverage profit increased $1.0 million, or 6%, over 1995 due to the increase in revenues combined with continued emphasis on cost containment.

Direct hotel operating costs and expenses increased $2.7 million, or 4%, over 1995 due to an increase in certain variable costs related to the increase in room sales. The ratio of operating costs to room sales declined in 1996 to 58.0% as compared to 1995 at 58.7%.

Rental Income. Rental income from the Harbor Beach Hotel increased by approximately $1.6 million, or 8%, when compared to 1995 due to increased transient demand especially in the leisure segment, the highest average room rate category. The Harbor Beach Hotel experienced record call volume during prime season and a significant increase in international travelers. REVPAR increased 7% over 1995 due to a 5% increase in the average room rate to $164 combined with an increase in average occupancy of 1.9 percentage points to 82%. Despite a 3% decline in group roomnights, transient roomnights increased 13% over 1995. As a result of the increase in REVPAR, room sales and profit increased 9% and 10%, or $2.6 million and $2.3 million, respectively, over 1995.

Indirect hotel operating costs and expenses. Indirect hotel operating costs and expenses decreased by $1.3 million, or 4%, from $30.9 million in 1995 to $29.6 million in 1996. The principal components of this category are discussed below:

Depreciation and amortization. Depreciation and amortization decreased by $2.0 million, or 17%, when compared to 1995 due to a portion of the Hotels' furniture and fixtures becoming fully depreciated in 1995.

Incentive   management  fees.  In  accordance  with  the  Orlando  World  Center
Management Agreement, incentive management fees increased by $0.5 million, or 7%, over 1995 as a result of improved operating results at the Orlando World Center. Cash flow from operations of the Orlando World Center was sufficient to pay all incentive management fees earned by the Manager in 1996 and 1995.

Base management fees. In accordance with the Orlando World Center Management Agreement, base management fees increased 5%, from $3.4 million in 1995 to $3.6 million in 1996, due to improved total sales at the Orlando World Center.

Interest expense. Interest expense increased 1% from $21.9 million in 1995 to $22.0 million in 1996, primarily due to the Orlando Mortgage Debt loan modification and extension in October 1995. The Orlando Mortgage Debt interest rate was increased from 7% to 8% in October 1995. The interest rate increase was offset slightly by principal payments on the Orlando Mortgage Debt of $7.5 million in 1996.

Minority interest in income. Based on its 50.5% ownership interest, the Partnership controls the Harbor Beach Partnership and as a result, the accounts of the Harbor Beach Partnership are consolidated in the consolidated financial statements of the Partnership. Minority interest in income represents the net income from the Harbor Beach Partnership allocable to the other general partner in that Partnership. Minority interest in income increased from $1.7 million in 1995 to $2.6 million in 1996, primarily due to the increase in rental income from the Harbor Beach Hotel, as discussed above.

Net income. Net income for 1996 increased $5.3 million, or 40%, over 1995 primarily due to higher Hotel revenues and rental income, offset by increased incentive and base management fees and an increase in minority interest in income.

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

Total consolidated cash provided by operations was $31.8 million, $27.6 million and $25.8 million for the years ended December 31, 1997, 1996 and 1995, respectively. Cash contributed to the property improvement fund of the Hotels, was $9.1 million, $8.7 million and $7.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. Principal repayments made on the mortgage debt of the Hotels totaled $8.5 million, $8.9 million and $9.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. Payment of financing costs related to the mortgage debt of the Partnership Hotels totaled $2.0 million, $40,000 and $2.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. Cash distributed to the partners was $7.8 million, $5.0 million and $2.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. Cash distributions paid to minority interest were $2.0 million, $2.1 million and $1.5 million for the years ended December 31, 1997, 1996 and 1995, respectively.

Pursuant to the refinancing of the Orlando Mortgage Debt, the Partnership received proceeds of $152.0 million. Of the proceeds, $139.3 million was used to repay the outstanding principal balance on the Orlando Mortgage Debt and accrued interest, $2.0 million was used to pay related refinancing costs and $1.9 million was used to pay prepayment penalties. The remaining $8.8 million is held by the Partnership as working capital.

During 1997, Marriott International Capital Corporation ("MICC"), a wholly-owned subsidiary of MII, advanced $3.5 million to the Orlando World Center to provide financing for the rooms and suites refurbishment. Principal repayments to Host Marriott related to the Orlando Ballroom Loan and the Orlando Rooms Renovation Loan totaled $2.3 million, $4.1 million and $2.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. Principal repayments to MICC related to the Harbor Beach Rooms Renovation Loan totaled $0.6 million, $0.5 million and $0.5 million for each of the years ended December 31, 1997, 1996 and 1995.

The General Partner believes that cash from operations will provide adequate funds for the operational needs of the Partnership and the Harbor Beach Partnership for the foreseeable future. The interest rates on the refinanced Orlando Mortgage Debt and the Harbor Beach Mortgage Debt are fixed at 7.48% and 9.13%, respectively. The Harbor Beach Mortgage Debt matures in the year 2000, at which time the loan-to-value ratios and debt service coverage of the Harbor Beach Hotel is expected to enhance the Harbor Beach Partnership's ability to secure replacement financing.

Property Improvement Funds

The Orlando World Center Management Agreement and the Harbor Beach Hotel Operating Lease provide for the establishment of a property improvement fund for each Hotel. Pursuant to these agreements, contributions to the funds are equal to a percentage of total sales of each Hotel and are used to provide for the funding of routine capital expenditures and the replacement of furniture, fixtures and equipment. Upon maturity of the Orlando World Center Mortgage Debt on June 16, 1995, contributions to the Orlando World Center fund increased from 4% to 5% of total sales. Total contributions to the Orlando World Center fund were $6.4 million, $6.0 million and $5.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. Total capital expenditures at the Orlando World Center were $7.9 million, $8.1 million and $4.8 million for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, principal and interest paid to MICC on the Orlando Rooms Renovation Loan totaled $100,000 in 1997. The balance of the Orlando World Center fund was $2.9 million as of December 31, 1997.

Contributions to the Harbor Beach Hotel's property improvement fund are equal to 5% of total hotel sales. Total contributions to the Harbor Beach Hotel fund were $2.7 million, $2.7 million and $2.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. Total capital expenditures at the Harbor Beach Hotel were $2.5 million, $1.6 million and $1.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. The balance of the Harbor Beach Hotel fund was $3.2 million as of December 31, 1997.

In 1996, the Orlando World Center completed the first phase of a two-phase rooms renovation project that will enhance the Orlando World Center's ability to compete in the highly competitive and rapidly expanding Orlando market. The second phase of the Orlando World Center rooms renovation was completed in September 1997. To fund costs in excess of funds available in the Orlando World Center property improvement fund, MICC advanced the Partnership $3.5 million during 1997. The loan requires payments of principal and interest to be paid from the Orlando World Center property improvement fund. The loan bears a fixed interest rate of 9% and matures on June 16, 1999. The outstanding principal balance was $3.5 million on December 31, 1997. The General Partner expects that contributions to the Orlando World Center property improvement fund will be sufficient to repay the advance from MII and will provide a sufficient reserve for the future capital repair and replacement needs of the Orlando World Center.

During the fourth quarter of 1994, the Harbor Beach Hotel completed a $4.4 million guest rooms and suites renovation. Financing for the project was provided from the Harbor Beach Hotel's property improvement fund and a $2.8 million unsecured loan from MICC. The loan carries a fixed rate of interest of 8% and is scheduled to mature on December 31, 1999. Payment of principal and interest based upon a five-year amortization period commenced in January 1995. Under the terms of the loan, the debt service payments are included as a deduction in determining the fees paid to the Operating Tenant. As of December 31, 1997, the outstanding principal balance was $1.3 million. The General Partner expects that contributions to the Harbor Beach Hotel property improvement fund will be sufficient for the future capital repair and replacement needs of the Harbor Beach Hotel.

Orlando Mortgage Debt

On January 12, 1993, the Partnership completed a refinancing of the Orlando World Center mortgage debt (the "Orlando Mortgage Debt"). The refinanced loan carried a fixed interest rate of 6.705% through maturity on June 16, 1995, and semi-annual principal amortization was required for the years 1993 through 1995.

The Orlando Mortgage Debt matured on June 16, 1995. Upon maturity of the debt, the lender granted the Partnership a forbearance on the loan under which, for the period June 16, 1995 through October 31, 1995, the Partnership paid interest monthly in arrears at a floating rate equal to the applicable Federal Funds rate plus 225 basis points. During the forbearance period, the weighted average interest rate was 7.94%. On October 31, 1995, the Partnership successfully completed a modification and extension of the Orlando Mortgage Debt. The mortgage debt carried a fixed interest rate of 8.44%. Under the modified debt, continued semi-annual amortization of principal is required. The loan was to mature on June 16, 2000 with unamortized principal of $127.0 million due at that time. In addition, no debt service guarantee was required to be provided. The costs associated with the modification and extension totaled approximately $2.3 million and there were no excess proceeds from the transaction available for distribution. The entire outstanding principal balance of $138.5 million was repaid on December 31, 1997 with proceeds from the refinancing discussed below.

On December 31, 1997, the Partnership completed the refinancing of the mortgage debt. The new lenders provided $152 million to pay the outstanding balance on the existing mortgage and accrued interest of $139.3 million, related financing costs of $2.0 million, a prepayment penalty of $1.9 million that has been reflected as part of the extraordinary loss on the accompanying consolidated statement of operations and the remaining $8.8 million is part of the Partnership's working capital. The loan requires monthly payments of interest at a fixed rate of 7.48% and principal based on a 30-year amortization schedule. The loan matures on January 1, 2008.
The remaining balance of $88 million is available for the construction costs associated with a 500-room expansion at the Orlando World Center. In connection with the executed commitment letter, the Partnership advanced $2.4 million to the lender as a good faith deposit. Upon completion of the $152 million portion of the loan, the lender returned $600,000 of this deposit. The remaining $1.8 million will be returned to the Partnership upon completion of construction. The General Partner is currently working with the lender to finalize the documents related to this construction loan.

Harbor Beach Mortgage Debt

The original $92.0 million Harbor Beach Mortgage Debt from an insurance company bore interest at a fixed rate of 9.375% and required interest only payments through July 1988 and monthly payments of principal and interest in the amount of $765,000 thereafter until maturity on July 1, 1993. The Harbor Beach Mortgage Debt matured with $89.2 million in principal and interest due at that time. The lender granted the Harbor Beach Partnership a forbearance of the loan for a fee of $165,000. Under the agreement, the Harbor Beach Partnership continued to pay the lender principal and interest at the contract rate of 9.375%.

On March 29, 1994, the Harbor Beach Partnership completed a modification and extension of the Harbor Beach Mortgage Debt. The modified loan accrues interest at a fixed rate of 9.125% and is payable monthly in arrears. Interest only was payable for the first twelve payments through and including April 1, 1995. The difference between the interest only payment and $772,600 (the "Payment Amount") was contributed to an escrow account (the "Capital Reserve Escrow") with the lender to fund capital improvements at the Harbor Beach Hotel. The Payment Amount represents the amount necessary to amortize the outstanding principal balance as of March 29, 1994, over a 22-year effective amortization period. The Harbor Beach Mortgage Debt matures on May 1, 2000 and is collateralized by all property and assets of the Harbor Beach Hotel. No debt service guarantee was provided. Interest expense was $7.7 million, $7.9 million and $8.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. The outstanding Harbor Beach Mortgage Debt principal balance as of December 31, 1997 and 1996 was $84.0 million and $85.5 million, respectively.

Orlando Ballroom Loan

During 1990, Host Marriott agreed to provide interim financing of up to $14.0 million to fund the construction of a new ballroom and exhibition hall at the Orlando World Center. Construction was completed in February 1990. On December 31, 1990, the interim financing was converted to a permanent loan from Host Marriott with $13.2 million advanced. On June 16, 1992, in conjunction with the refinancing of the Orlando Mortgage Debt, the Orlando Ballroom Loan was converted to a revolving line of credit with a floating interest rate equal to the Bankers Trust Company prime rate. Payment of principal and interest on the Orlando Ballroom Loan is subordinate to the payment of amounts due under the Orlando Mortgage Debt, repayment of any outstanding debt service guarantee advances and payment of the first 50% of incentive management fees to MII. As of December 31, 1996, the outstanding principal balance was $2.3 million. The remaining outstanding principal was paid on June 24, 1997. At June 24, 1997, the interest rate was 8.5%. The weighted average interest rate was 8.4% for January 1, 1997 through June 24, 1997, 8.3% for 1996 and 8.8% for 1995.

Orlando Rooms Renovation Loan

During 1997, the Partnership entered into a loan agreement (the "Orlando Rooms Renovation Loan") with Marriott International Capital Corporation ("MICC"), a wholly-owned subsidiary of MII, in conjunction with a rooms and suites refurbishment at the Orlando World Center. The loan provided financing of $3.5 million. The loan requires payments of principal and interest to be paid from the Orlando World Center property improvement fund. This unsecured loan carries a fixed interest rate of 9% and matures on June 16, 1999. The outstanding principal balance was $3,472,000 on December 31, 1997.

Inflation

For the three fiscal years ended December 31, 1997, the rate of inflation has been relatively low and, accordingly, has not had a significant impact on the Partnership's consolidated revenues and net income. The Manager and the Operating Tenant are generally able to pass through increased costs to customers through higher room rates. In 1997, the increase in average room rates at the Hotels exceeded those of direct competitors as well as the general level of inflation. As stated above, the Orlando Mortgage Debt and the Harbor Beach Mortgage Debt bear fixed interest rates, thereby eliminating exposure to the impact of future increases in interest rates.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Index                                                              Page

      Report of Independent Public Accountants.........................   22

      Consolidated Statement of Operations.............................   23

      Consolidated Balance Sheet.......................................   24

      Consolidated Statement of Cash Flows.............................   25

      Statement of Changes in Partners' Capital (Deficit)..............   26

      Notes to Consolidated Financial Statements.......................   27

                    Report of Independent Public Accountants



TO THE PARTNERS OF MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheet of Marriott Hotel Properties Limited Partnership (a Delaware limited partnership) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits. We did not audit the 1995 financial statements of Lauderdale Beach Association, which statements reflect total assets and total revenues of 25 percent and 29 percent in 1995, respectively, of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for that entity, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marriott Hotel Properties Limited Partnership and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at 14(a)(2) is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                            ARTHUR ANDERSEN LLP

Washington, D.C.
March 11, 1998

                      Consolidated Statement of Operations
         Marriott Hotel Properties Limited Partnership and Subsidiaries
              For the Years Ended December 31, 1997, 1996 and 1995
                     (in thousands, except per Unit amounts)

                                                                           1997              1996             1995
REVENUES
   Hotel (Note 3)......................................................$      53,574    $      50,523     $      47,251
   Rental income (Note 8)..............................................       21,637           21,311            19,747
   Interest and other..................................................          803              919               679
                                                                              76,014           72,753            67,677

OPERATING COSTS AND EXPENSES
   Interest (including interest paid to related parties of $0.3 million,
     $0.7 million and $1.0 million in 1997, 1996 and 1995, respectively)      20,842           22,007            21,864
   Depreciation and amortization.......................................       10,601            9,693            11,739
   Incentive management fees to MII and affiliates.....................        9,308            7,518             7,047
   Base management fees to MII and affiliates..........................        3,846            3,609             3,431
   Property taxes......................................................        3,336            3,059             3,104
   Ground rent, insurance and other....................................        6,025            5,770             5,624

                                                                              53,958           51,656            52,809

INCOME BEFORE EXTRAORDINARY ITEM.......................................       22,056           21,097            14,868

EXTRAORDINARY ITEM:
   Loss on extinguishment of debt......................................       (3,061)               -                 -

INCOME BEFORE MINORITY INTEREST........................................       18,995           21,097            14,868

MINORITY INTEREST IN INCOME............................................       (2,579)          (2,648)           (1,718)

NET INCOME ............................................................$      16,416    $      18,449     $      13,150

ALLOCATION OF NET INCOME
   General Partner.....................................................$         164    $         184     $         132
   Limited Partners....................................................       16,252           18,265            13,018

                                                                       $      16,416  $        18,449     $      13,150

INCOME BEFORE EXTRAORDINARY ITEM PER
   LIMITED PARTNER UNIT (1,000 Units)..................................$      21,835    $      20,886     $      14,719

NET INCOME PER LIMITED PARTNER UNIT (1,000 Units)......................$      16,252    $      18,265     $      13,018










The accompanying notes are an integral part of these consolidated financial statements.

                           Consolidated Balance Sheet
         Marriott Hotel Properties Limited Partnership and Subsidiaries
                           December 31, 1997 and 1996
                                 (in thousands)

                                                                                           1997             1996

ASSETS
   Property and equipment, net........................................................$     222,216     $     222,491
   Minority interest..................................................................       10,042            10,641
   Due from Marriott International, Inc. and affiliates...............................        7,912             9,114
   Property improvement funds.........................................................        6,056             3,542
   Deferred financing costs, net......................................................        2,130             1,787
   Loan deposit.......................................................................        1,800                 -
   Prepaid ground rent ...............................................................          259               259
   Cash and cash equivalents..........................................................       10,694             1,607

                                                                                      $     261,109   $       249,441

LIABILITIES AND PARTNERS' CAPITAL
   Mortgage debt......................................................................$     235,946     $     230,959
   Notes payable and amounts due to Marriott International, Inc. and affiliates.......        4,987             4,106
   Accounts payable and accrued interest..............................................          196               802
   Note payable and amounts due to Host Marriott Corporation..........................          132             2,405

        Total Liabilities.............................................................      241,261           238,272

   PARTNERS' CAPITAL
      General Partner
        Capital contribution..........................................................        1,010             1,010
        Capital distributions.........................................................         (590)             (512)
        Cumulative net losses.........................................................         (113)             (277)

                                                                                                307               221
      Limited Partners
        Capital contributions, net of offering costs of $10,978.......................       89,022            89,022
        Investor notes receivable.....................................................            -               (47)
        Capital distributions.........................................................      (58,324)          (50,618)
        Cumulative net losses.........................................................      (11,157)          (27,409)

                                                                                              19,541           10,948

        Total Partners' Capital.......................................................        19,848           11,169

                                                                                      $      261,109   $      249,441










The accompanying notes are an integral part of these consolidated financial statements.

                      Consolidated Statement of Cash Flows
         Marriott Hotel Properties Limited Partnership and Subsidiaries
              For the Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)

                                                                                   1997           1996            1995
OPERATING ACTIVITIES
  Net income ...................................................................$   16,416     $    18,449    $    13,150
  Extraordinary item............................................................     3,061               -              -
  Income before extraordinary item..............................................    19,477          18,449         13,150
  Noncash items:
    Depreciation and amortization...............................................    10,601           9,693         11,739
    Minority interest in income.................................................     2,579           2,648          1,718
    Amortization of deferred financing costs as interest........................       519             519          1,041
    Loss on disposal of property and equipment..................................         -               6             48
  Changes in operating accounts:
    Payment of deferred incentive management fees...............................    (2,046)         (1,474)        (1,972)
    Due from Marriott International, Inc........................................     1,202          (1,964)          (360)
    Accounts payable and accrued interest.......................................      (595)           (292)           325
    Due to Host Marriott Corporation............................................        21              47             62
    Prepaid ground rent and other receivables...................................         -               -              4

       Cash provided by operating activities....................................    31,758          27,632         25,755

INVESTING ACTIVITIES
  Additions to property and equipment...........................................   (10,326)         (9,732)        (6,123)
  Changes in property improvement funds.........................................    (2,514)            821         (1,748)
  Withdrawal from capital reserve escrow........................................         -               -            949

       Cash used in investing activities........................................   (12,840)         (8,911)        (6,922)

FINANCING ACTIVITIES
  Proceeds from mortgage debt...................................................   152,000               -              -
  Repayments of mortgage debt and capital lease obligations.....................  (147,013)         (8,901)        (8,970)
  Capital distributions to partners.............................................    (7,777)         (5,007)        (2,105)
  Proceeds from (repayments of) notes payable to Marriott International, Inc....     2,909            (486)          (485)
  Repayments to Host Marriott Corporation.......................................    (2,294)         (4,126)        (2,727)
  Payment of financing costs....................................................    (2,004)            (40)        (2,254)
  Capital distributions to minority interest....................................    (1,980)         (2,104)        (1,485)
  Payment of prepayment penalty.................................................    (1,919)              -              -
  Payment of loan deposit.......................................................    (1,800)              -              -
  Collection of investor notes receivable.......................................        47               -              -

       Cash used in financing activities........................................    (9,831)        (20,664)       (18,026)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................$    9,087     $    (1,943)   $       807

CASH AND CASH EQUIVALENTS at beginning of year..................................     1,607           3,550          2,743

CASH AND CASH EQUIVALENTS at end of year........................................$   10,694     $     1,607    $     3,550

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for mortgage and other interest................................$   20,894     $    21,390    $    20,893

The accompanying notes are an integral part of these consolidated financial statements.

               Statement of Changes in Partners' Capital (Deficit)
         Marriott Hotel Properties Limited Partnership and Subsidiaries
              For the Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)

                                                             General               Limited
                                                             Partner              Partners                Total
Balance, December 31, 1994.............................$              (24)   $          (13,287)   $          (13,311)

   Net income..........................................               132                13,018                13,150

   Capital distributions...............................               (21)               (2,084)               (2,105)

Balance, December 31, 1995.............................                87                (2,353)               (2,266)

   Net income..........................................               184                18,265                18,449

   Capital distributions...............................               (50)               (4,964)               (5,014)

Balance, December 31, 1996.............................               221                10,948                11,169

   Net income..........................................               164                16,252                16,416

   Investor note payments..............................                 -                    47                    47

   Capital distributions...............................               (78)               (7,706)               (7,784)

Balance, December 31, 1997.............................$              307    $           19,541    $           19,848

























The accompanying notes are an integral part of these consolidated financial statements.

                   Notes to Consolidated Financial Statements
         Marriott Hotel Properties Limited Partnership and Subsidiaries
                           December 31, 1997 and 1996


NOTE 1.         THE PARTNERSHIP

Description of the Partnership

Marriott Hotel Properties Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on August 22, 1984, to acquire, construct, own and operate the 1,503-room Marriott Orlando World Center Hotel (the "Orlando World Center"). The Orlando World Center is managed as part of the Marriott Hotels, Resorts and Suites full-service hotel system by Marriott International, Inc. (the "Manager" or "MII").

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

On January 14, 1997, MHP Acquisition Corporation (the "Company"), a wholly-owned subsidiary of Host Marriott, completed a tender offer for limited partnership units in the Partnership. The Company purchased 463.75 units for an aggregate consideration of $37.1 million or $80,000 per unit. Additionally, in a Partnership vote held in conjunction with the tender offer, the limited partners approved all of the proposed amendments to the partnership agreement that were conditions to the tender offer. Subsequent to the tender offer, the Company purchased an additional 8 units on March 29, 1997 and one unit on June 21, 1997. Combined with its prior ownership position, Host Marriott now indirectly owns, through affiliates, 49.33% of the Partnership.

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

Working Capital and Supplies

Pursuant to the terms of the management agreement discussed in Note 8, the Partnership is required to provide the Manager with working capital and supplies to meet the operating needs of the Orlando World Center. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon the termination of the management agreement, the Manager is required to convert working capital and supplies into cash and return it to the Partnership. As a result of these conditions, the individual components of working capital and supplies controlled by the Manager are not reflected in the accompanying consolidated balance sheet. As of December 31, 1997 and 1996, $4,707,000 has been advanced to the Manager for working capital and supplies which is included in Due from Marriott International, Inc. on the accompanying consolidated balance sheet. The supplies advanced to the Manager are recorded at their estimated net realizable value. As of December 31, 1997 and 1996, accumulated amortization related to the revaluation of these supplies totaled $762,000.

Revenues and Expenses

Hotel Revenues represents house profit from the Orlando World Center since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Orlando World Center to the Manager. House profit reflects hotel operating results which flow to the Partnership as property owner and represents gross hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs, which are disclosed separately in the consolidated statement of operations (see Note 3).

On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

The Partnership is assessing the impact of EITF 97-2 on its policy of excluding the property-level revenues and operating expenses of the Hotels from its consolidated statements of operations (see Note 3). If the Partnership concludes that EITF 97-2 should be applied to the Hotels, it would include operating results of those managed operations in its consolidated financial statements. Application of EITF 97-2 to consolidated financial statements as of and for the year ended December 31, 1997, would have increased both revenues and operating expenses by approximately $74.6 million and would have had no impact on operating profit or net income.

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 1997, 1996 and 1995 include the accounts of the Partnership and the Harbor Beach Partnership (collectively the "Partnerships"). The 49.5% general partnership interest in the Harbor Beach Partnership owned by an unrelated party is reported as minority interest. All significant intercompany balances and transactions have been eliminated.

Property and Equipment

Property and equipment is recorded at cost. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives of the assets, less a 10% estimated residual value on the original building cost and land improvements related to the Orlando World Center:

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

Deferred Financing Costs

Prior to 1997, deferred financing costs consisted of costs incurred in connection with the October 31, 1995 refinancing of the Orlando Mortgage Debt, described in Note 6. Deferred financing costs associated with this refinancing totaled $2,316,000. On December 31, 1997, the Partnership refinanced the Orlando Mortgage Debt and incurred financing costs of $2,004,000. The deferred financing costs are amortized over the period of the debt using the straight-line method which approximates the effective interest rate method. The net deferred financing costs associated with the 1995 refinancing of $1,142,000 were amortized on December 31, 1997 and are reflected as part of the extraordinary loss on the consolidated statement of operations. Deferred financing costs associated with the restructuring of the Harbor Beach Mortgage Debt (see Note 6) amounted to $350,000. Accumulated amortization of deferred financing costs was $224,000 and $879,000 at December 31, 1997 and 1996, respectively.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Income Taxes

Provision for Federal and state income taxes has not been made in the accompanying financial statements since the Partnership does not pay income taxes, but rather allocates its profits and losses to the individual partners. Significant differences exist between the net income for financial reporting purposes and the net income reported in the Partnership's tax return. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods, shorter depreciable lives of the assets, differences in the timing of the recognition of base and incentive management fee expense and the expensing of certain costs incurred during construction which have been capitalized in the accompanying financial statements. As a result of these differences, the excess of the tax basis in net Partnership liabilities over the net liabilities reported in the accompanying financial statements amounted to $109,961,000 and $100,739,000 as of December 31, 1997 and 1996, respectively.

Statement of Financial Accounting Standards

In 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of SFAS No. 121 has not had an effect on the consolidated financial statements.

NOTE 3.         HOTEL REVENUES

Hotel Revenues consist of hotel operating results for the Orlando World Center for the three years ended December 31, 1997 (in thousands):

                                                                             1997            1996             1995

HOTEL SALES
    Rooms............................................................$      64,277    $      59,289     $      56,881
    Food and beverage................................................       51,424           47,852            45,708
    Other............................................................       12,517           13,157            11,762
                                                                           128,218          120,298           114,351
HOTEL EXPENSES
    Departmental Direct Costs
       Rooms.........................................................       12,801           12,201            11,665
       Food and beverage.............................................       32,391           29,968            28,784
    Other hotel operating expenses...................................       29,452           27,606            26,651
                                                                            74,644           69,775            67,100

HOTEL REVENUES.......................................................$      53,574    $      50,523     $      47,251

NOTE 4.        PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                                                              1997               1996
Land and improvements.................................................................$      31,074     $      31,074
Building and improvements.............................................................      152,560           152,361
Leasehold improvements................................................................       82,871            80,841
Furniture and equipment...............................................................       77,943            69,846
                                                                                            344,448           334,122
Less accumulated depreciation.........................................................     (122,232)         (111,631)
                                                                                      $     222,216     $     222,491

NOTE 5.         ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts (in thousands):

                                                            As of December 31, 1997         As of December 31, 1996
                                                                            Estimated                      Estimated
                                                            Carrying          Fair         Carrying          Fair
                                                             Amount           Value         Amount           Value
                                                                                (in thousands)
Mortgage debt............................................$     235,946   $    237,725    $    230,959    $    233,468

Note payable due to Host Marriott Corporation............$           -   $          -    $      2,294    $      2,294

Incentive management fees payable to
   Marriott International, Inc...........................$           -   $          -    $      2,046    $      2,046

Notes payable due to Marriott International, Inc.........$       4,802   $      4,748    $      1,893    $      1,847

The estimated fair value of mortgage debt is based on the expected future debt service payments discounted at estimated market rates. Notes payable due to Host Marriott Corporation and Marriott International, Inc. and incentive management fees payable to Marriott International, Inc. are valued based on the expected future payments from operating cash flow discounted at risk adjusted rates.

NOTE 6.         DEBT
The Partnerships  have entered into various long-term loan agreements to provide
non-recourse   mortgage  financing  for  the  Hotels.   Combined  mortgage  debt
maturities, at December 31, 1997 are (in thousands):

                        1998....................................$        2,965
                        1999....................................         3,346
                        2000....................................        82,049
                        2001....................................         1,748
                        2002....................................         1,884
                        Thereafter..............................       143,954

                                                                $      235,946

Orlando Mortgage

On January 12, 1993 (the "Closing Date"), the General Partner refinanced the Orlando World Center mortgage debt (the "Orlando Mortgage Debt"). On the Closing Date, the Partnership paid $29.3 million to the lender which was applied $12.0 million to the outstanding principal balance, $13.5 million to interest due through the Closing Date and $3.8 million to financing costs. The Orlando Mortgage Debt carried a fixed rate of interest of 6.705% and required semi-annual principal amortization totaling $22 million through its maturity on June 16, 1995 (the "Maturity Date").

On the Maturity Date, the lender granted the Partnership a forbearance on the loan extending it from June 16, 1995 through October 31, 1995. The Partnership paid interest monthly in arrears at a floating rate equal to the applicable Federal Funds rate plus 225 basis points. During the forbearance period, the weighted average interest rate was 7.94%. On October 31, 1995, the Partnership successfully completed a modification and extension of the Orlando Mortgage Debt. The mortgage debt carried a fixed rate of interest of 8.44% and required semi-annual amortization of principal. The loan was due to mature on June 16, 2000 with unamortized principal of $127.0 million due at that time. No debt service guarantee was provided. As of December 31, 1997 and December 31, 1996, the outstanding principal balance was $138,479,000 and $145,479,000, respectively. The outstanding principal balance was repaid on December 31, 1997 with proceeds from the refinancing discussed below.

On October 31, 1997, the General Partner executed a commitment letter with two new lenders to refinance the Orlando World Center's mortgage debt. The new loan provides a total borrowing capacity of $240 million.

On December 31, 1997, the Partnership completed the refinancing of the mortgage debt. The new lenders provided $152 million to pay the outstanding balance on the existing mortgage and accrued interest of $139.3 million, related financing costs of $2.0 million, a prepayment penalty of $1.9 million that has been reflected as part of the extraordinary loss on the accompanying consolidated statement of operations and the remaining $8.8 million is part of the Partnership's working capital. The loan requires monthly payments of interest at a fixed rate of 7.48% and principal based on a 30-year amortization schedule. The loan matures on January 1, 2008.

The remaining balance of $88 million is available for the construction costs associated with a 500-room expansion at the Orlando World Center. In connection with the executed commitment letter, the Partnership advanced $2.4 million to the lender as a good faith deposit. Upon completion of the $152 million portion of the loan, the lender returned $600,000 of this deposit. The remaining $1.8 million will be returned to the Partnership upon completion of construction. The General Partner is currently working with the lender to finalize the documents related to this construction loan.

The refinanced mortgage debt is secured by the Orlando World Center, the land on which the Orlando World Center and golf course are located and an assignment of certain operating agreements.

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

On March 29, 1994 (the "Closing Date"), the Harbor Beach Partnership completed the restructuring of the Harbor Beach Mortgage Debt. The restructured mortgage debt carries a fixed rate of interest of 9.125% (the "Contract Interest Rate") and is payable monthly in arrears. Interest only at the Contract Interest Rate was due and payable for the first twelve payments through and including April 1, 1995. For the period from the Closing Date through April 1, 1995, the difference between the interest only payment and $772,600 (the "Payment Amount") was contributed to an escrow account with the lender to fund capital improvements at the Harbor Beach Hotel. The Payment Amount represents the amount necessary to amortize the outstanding principal balance, as of the Closing Date, over a 22-year effective amortization period. The loan matures on May 1, 2000. The restructured mortgage debt is collateralized by all property and assets of the Harbor Beach Hotel. No debt service guarantee was provided. As of December 31, 1997 and 1996, the outstanding principal balance was $83,946,000 and $85,480,000, respectively.

Orlando Ballroom Loan

During 1990, Host Marriott agreed to provide interim financing of up to $14 million to fund the construction of a new ballroom and exhibition hall at the Orlando World Center. Construction was completed in February 1990. On December 31, 1990, the interim financing was converted to a permanent loan from Host Marriott with $13.2 million advanced. Interest only, at the Bankers Trust Company prime rate, was payable from the Partnership's cash flow after debt service. On June 16, 1992, in conjunction with the refinancing of the Orlando Mortgage Debt, the Orlando ballroom loan was converted from a term loan to a revolving line of credit with a floating interest rate equal to the Bankers Trust Company prime rate. As of December 31, 1996, the outstanding principal balance was $2,294,000. The remaining outstanding principal balance was paid in full on June 24, 1997. The weighted average effective interest rate for the period from January 1, 1997 through June 24, 1997 and for the years ended December 31, 1996 and 1995 was 8.4%, 8.3% and 8.8%, respectively (rate as of June 24, 1997 and December 31, 1996 was 8.5% and 8.3%, respectively).

Orlando Rooms Renovation Loan

During 1997, the Partnership entered into a loan agreement (the "Orlando Rooms Renovation Loan") with Marriott International Capital Corporation ("MICC"), a wholly-owned subsidiary of MII, in conjunction with a rooms and suites refurbishment at the Orlando World Center. The loan provided financing of $3.5 million. The loan requires payments of principal and interest to be paid from the Orlando World Center property improvement fund. This unsecured loan carries a fixed interest rate of 9% and matures on June 16, 1999. The outstanding principal balance was $3,472,000 on December 31, 1997.

Harbor Beach Rooms Renovation Loan

On July 21, 1994, the Harbor Beach Partnership entered into a loan agreement with MICC in conjunction with a rooms and suites refurbishment at the Harbor Beach Hotel. The loan provided financing of up to $2.8 million, plus accrued interest through December 31, 1994, to fund costs in excess of funds available in the Harbor Beach Partnership's property improvement fund. This unsecured loan carries a fixed rate of interest of 8%. Accrued interest totaling $64,000 was rolled into the principal balance at December 31, 1994. Payments of principal and interest based upon a five-year amortization period commenced in January 1995. Under the terms of the loan, the debt service payments are included as a deduction in determining the fees paid to the Operating Tenant, as described in
Note 8. As of December 31, 1997 and 1996, the outstanding principal balance was $1,330,000 and $1,893,000, respectively. Interest earned by MICC was $128,000, $171,000 and $211,000 in 1997, 1996 and 1995, respectively.

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

Lease payments are made quarterly in advance in accordance with a lease year that operates from December 1 through November 30. The annual rental is $1,560,000 for lease years 1995 through 1999. After lease year 1999, annual rentals for each succeeding five-year period increase by an amount equal to 10% of the previous annual rental.

Minimum annual rentals during the term of the ground lease are (in thousands):

          Year

          1998.................................................$        1,560
          1999.................................................         1,573
          2000.................................................         1,716
          2001.................................................         1,716
          2002.................................................         1,716
          Thereafter...........................................       311,043

          Total Minimum Lease Payments.........................$      319,324


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

Orlando World Center. The management agreement provides for an initial term of 25 years, commencing with the opening of the Orlando World Center (March 24, 1986), and five 10-year renewals at the Manager's option. The Manager is paid a base management fee of 3% of gross hotel sales and is also entitled to an incentive management fee equal to 20% of operating profit, as defined, and an additional incentive management fee equal to 30% of the following amount: (i) 80% of operating profit in each fiscal year less (ii) the greater of (a) $25,000,000 or (b) debt service plus $7,000,000. Payment of the incentive management fee is subordinate to debt service and retention of specified amounts of operating profit by the Partnership. Unpaid incentive management fees are deferred without interest and are payable from future operating cash flow, as defined, but are due upon termination of the management agreement only if the termination is the result of a default by the Partnership. Unpaid incentive management fees as of December 31, 1996 were $2,046,000 which were paid in 1997. Therefore, there were no unpaid incentive management fees as of December 31, 1997. In addition, based on higher cash flow from the Orlando Hotel, the Manager earned additional incentive management fees in 1997 which were paid during the year.

Under the management agreement, the Manager is required to furnish the Orlando World Center with certain services ("Chain Services") which are generally provided on a central or regional basis to all hotels in the Marriott full-service hotel system. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic full-service hotels managed, owned or leased by MII or its subsidiaries. In addition, the Hotel participates in MII's Marriott Rewards Program ("MRP"). This program was formerly known as the Honored Guest Awards Program ("HGA"). The cost of this program is charged to all hotels in the Marriott hotel system based upon the MRP sales at each hotel. The total amount of Chain Services and MRP costs allocated to the Orlando World Center was $3,149,000, $3,588,000, and $3,336,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Harbor Beach Hotel. The operating lease provides for an initial 36-year term commencing with the opening of the Harbor Beach Hotel (October 29, 1984), with options to renew for six successive 10-year periods based on certain defined conditions. The annual rental paid to the Harbor Beach Partnership includes the following:
- basic rental: annual rental payable under the land lease and insurance costs
- percentage rental: determined by multiplying the applicable percentage set annually by the Harbor Beach Partnership by revenues
- performance rental: first $9,720,000 of operating profit of the Harbor Beach Hotel, as defined
- additional performance rental: 50% of operating profit of the Harbor Beach Hotel, as defined, in excess of $9,720,000
- contingent rental: up to 50% of operating profit of the Harbor Beach Hotel, as defined, in excess of $9,720,000 if the aggregate annual rental is otherwise insufficient to cover debt service.

Pursuant to the terms of the Harbor Beach rooms renovation loan (see Note 6), the annual performance rental is adjusted upward by the annual debt service required under the loan. For the five-year period beginning with 1995 and ending in 1999, annual performance rental is increased by $696,557 to $10,416,557. Subsequent to year-end 1999, performance rental will return to $9,720,000.

Percentage rental is intended to cover the cost of utilities, repairs and maintenance, and the required contribution to the property improvement fund (5% of sales) and is therefore adjusted annually in order to equal the actual applicable costs. Any payments of contingent rental reduce future payments of additional performance rental (subject to limitations) in subsequent years. No contingent rental has been accrued as of December 31, 1997 and 1996.

Rental income under the Harbor Beach Partnership operating lease for the three years ended December 31, 1997 was (in thousands):

                                                                         1997              1996             1995
Basic Rental.........................................................$       1,712    $       1,694     $       1,616
Percentage Rental....................................................        6,284            6,240             5,921
Performance Rental...................................................       10,417           10,417            10,417
Additional Performance Rental........................................        3,224            2,960             1,793

                                                                     $      21,637    $      21,311     $      19,747

Cost and accumulated  depreciation of the rental property were  $103,110,000 and
$41,299,000   at  December  31,  1997,   and   $100,647,000   and   $37,279,000,
respectively, at December 31, 1996.

Property Improvement Funds

The management agreement and the operating lease provide for the establishment of a property improvement fund for each of the Hotels. Contributions to the property improvement funds are equal to five percent of gross sales of each hotel. Contributions to the fund for the Orlando World Center totaled $6,411,000 and $6,015,000 for the years ended December 31, 1997 and 1996, respectively. Contributions to the fund for the Harbor Beach Hotel totaled $2,730,000 and $2,729,000 for the years ended December 31, 1997 and 1996, respectively.

NOTE 9.         COMPARATIVE LEASED HOTEL OPERATING RESULTS

The Harbor Beach Hotel is a leased property whose income to the Partnership is included in the consolidated statement of operations as rental income. The following is a comparative summary of hotel operating results for the Harbor Beach Hotel for the three years ended December 31, 1997 (in thousands):

                                                                               1997           1996           1995
HOTEL SALES
  Rooms....................................................................$    32,322    $    30,939     $    28,384
  Food and beverage........................................................     20,668         20,764          19,366
  Other....................................................................      5,089          5,016           4,857
                                                                                58,079         56,719          52,607
HOTEL EXPENSES
  Departmental Direct Costs
     Rooms.................................................................      5,882          5,566           5,332
     Food and beverage.....................................................     12,937         12,664          12,140
  Other hotel operating expenses...........................................     22,395         22,151          21,219

HOTEL REVENUES.............................................................$    16,865    $    16,338     $    13,916


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

None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no directors or officers. The business policy making functions of the Partnership are carried out through the directors and executive officers of Hotel Properties Management, Inc., the General Partner, who are listed below:

                                                Current Position in Hotel
          Name                                  Properties Management, Inc.                        Age
    Bruce F. Stemerman                    President, Treasurer and Director                         42
    Robert E. Parsons, Jr.                Vice President and Director                               43
    Earla L. Stowe                        Vice President and Chief Accounting Officer               36
    Christopher G. Townsend               Vice President, Secretary and Director                    51

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

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

As noted in Item 10 above, the Partnership has no directors or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the Management Agreement described in Items 1 and
13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and the directors of the General Partner are not required to devote their full time to the performance of such duties. No officer or director of the General Partner devotes a significant percentage of time to Partnership matters. To the extent that any officer or director does devote time to the Partnership, the General Partner is entitled to reimbursement for the cost of providing such services. Any such costs may include a charge for overhead, but without a profit to the General Partner. For the fiscal years ending December 31, 1997, 1996 and 1995, administrative expenses reimbursed to the General Partner totaled $204,000, $126,000 and $129,000, respectively. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13 "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to the Tender Offer, an affiliate of Host Marriott and the General Partner, acquired 463.75 Units representing a 46.4% limited partnership interest in the Partnership and subsequently purchased an additional 9 Units in 1997. The General Partner owns a total of 10.5 Units representing a 1.05% limited partnership interest in the Partnership. Therefore, Host Marriott and affiliates own 483.25 Units representing a 48.33% limited partnership interest in the Partnership.

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

Orlando Hotel Management Agreement

The Partnership entered into the Management Agreement with MII to manage and operate the Orlando Hotel. The Management Agreement is for a term of 25 years from the opening date with renewal terms, at the option of MII, of up to five additional 10-year periods. The Management Agreement provides the Manager with a base management fee equal to 3% of gross hotel sales. In addition, the Manager is entitled to receive incentive management fees equal to 20% of hotel operating profit and additional incentive fees equal to 30% of the following amount: (i) 80% of hotel operating profit less (ii) the greater of (a) $25 million or (b) debt service plus $7 million. Payment of the incentive management fee is subordinate to debt service and retention of specified amounts of hotel operating profit by the Partnership.

Unpaid incentive management fees ("Deferred Incentive Management Fees") accrue without interest and are payable from future hotel operating cash flow available following payment of any then current incentive management fees and retention of specified amounts of hotel operating profit by the Partnership. As of December 31, 1996, Deferred Incentive Management Fees were $2,046,000 which were paid in 1997.

The Manager is required to furnish the Orlando Hotel with certain services ("Chain Services") that are generally provided on a central or regional basis to all hotels in the MII full-service hotel system. The major cost components included in Chain Services are computer, reservations, advertising, training and sales costs. Costs and expenses incurred in providing such services are allocated among all domestic full-service hotels managed, owned or leased by MII or its subsidiaries with no profit to MII. The methods of allocating the costs and expenses are based upon one or a combination of the following: (i) percent of sales, (ii) total number of hotel rooms, (iii) total number of reservations booked, and (iv) total number of management employees. In addition, the Hotel participates in MII's Marriott Rewards Program ("MRP"). This program was formerly known as the Honored Guest Awards Program ("HGA"). The cost of this program is charged to all hotels in the Marriott hotel system based upon the MRP sales at each hotel. The total amount of Chain Services and MRP costs allocated to the Orlando World Center was $3,149,000, $3,588,000, and $3,336,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

The Management Agreement also provides for the establishment of a property improvement fund for the Orlando Hotel to cover the cost of certain non-routine repairs and maintenance to the hotel which are normally capitalized and the cost of replacements and renewals to the hotel property and improvements. Contributions to the property improvement fund are 5% of gross hotel sales.

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

The following table sets forth the rental income under the Harbor Beach operating lease for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                                                          Year Ended December 31,
                                                                                  1997           1996             1995
   Basic rental..............................................................$     1,712     $     1,694    $     1,616
   Percentage rental.........................................................      6,284           6,240          5,921
   Performance rental........................................................     10,417          10,417         10,417
   Additional performance rental.............................................      3,224           2,960          1,793

      Total rental income....................................................$    21,637     $    21,311    $    19,747

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

Payments to Host Marriott, MII and their Affiliates

The following table sets forth amounts paid by the Partnerships to Host Marriott, MII and their subsidiaries for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                                                       Year Ended December 31,
                                                                                 1997           1996            1995
Payments to Host Marriott and affiliates:
   Cash distributions........................................................$     3,797     $       102    $        43
   Interest and principal paid on Orlando Ballroom Loan......................      2,429           4,604          3,531
   Administrative expenses...................................................        204             126            129

                                                                             $     6,430     $     4,832    $     3,703

Payments to MII and affiliates:
   Incentive management fees.................................................$     9,308     $     8,992    $     9,019
   Base management fees......................................................      3,846           3,609          3,431
   Chain services and MRP costs..............................................      3,149           3,588          3,336
   Deferred incentive management fees........................................      2,046               -              -
   Interest and principal paid on Harbor Beach Rooms Renovation Loan.........        697             643            697
   Interest and principal paid on Orlando Rooms Renovation Loan..............        100               -              -

                                                                             $    19,146     $    16,832    $    16,483

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

                 III.Real Estate and Accumulated Depreciation

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

10.a.Management Agreement between Marriott Hotel Properties Limited Partnership and Marriott Hotels, Inc. dated October 25, 1985. Incorporated by reference from Exhibit 10a. of the amended registration statement on Form 10 dated September 29, 1986.

10.b.Lease between Lauderdale Beach Association and Marriott Hotels,  Inc. dated
     October 26, 1984, subsequently assigned to Marriott Hotel Services, Inc. on January 1, 1985. Incorporated by reference from Exhibit 10c. of the amended registration statement on Form 10 dated September 29, 1986.

10.c.Letter dated June 16, 1987, between Marriott Hotels,  Inc.,  Marriott Hotel
     Properties Limited Partnership and The Sanwa Bank Limited, amending Exhibit 10a. Incorporated by reference from Exhibit 10d. of the 1987 Form 10-K.

*10.d. Assignment and Assumption of Lease Agreement dated April 28, 1993 between
     Holiday Hotel Corporation, Poinsettia Corporation, Lubbock Corporation and The Northwestern Mutual Life Insurance Company. Ground Lease Agreement between Holiday Hotel Corporation, Poinsettia Corporation, Lubbock Corporation and Cavendish Properties, Inc., dated November 30, 1981, and amendments dated January 30, 1982, December 21, 1982 and June 30, 1986, respectively. Assignment of Lease dated January 30, 1982, between Cavendish Properties, Inc. and Lauderdale Beach Association.

*10.e. Real Estate Purchase  Agreement  dated January 25, 1993,  between Holiday
     Hotel Corporation, Poinsettia Corporation, Lubbock Corporation and The Northwestern Mutual Life Insurance Company.

*10.f. Amended and Restated Loan Agreement  between  Marriott  Hotel  Properties
     Inc. and Marriott Hotel Properties Limited Partnership dated April 9, 1991.

*10.g. Loan  Agreement  between  Marriott  Properties,  Inc. and Marriott  Hotel
     Properties Limited Partnership dated April 17, 1991, and amendments thereto dated December 31, 1991 and June 1, 1992, respectively.

*10.h.  Amended  and  Restated  Term Loan  Agreement  between  Lauderdale  Beach
     Association and Aetna Life Insurance Company dated July 1, 1993.

*10.i. Loan Agreement  between Marriott  International  Capital  Corporation and
     Lauderdale Beach Association dated July 21, 1994.

*10.j.  Amended  and  Restated  Term  Loan  Agreement   between  Marriott  Hotel
     Properties Limited Partnership and The Sanwa Bank Limited dated June 16, 1995.

10.k.Amended and Restated  Mortgage,  Assignment  of Leases and Rents,  Security
     Agreement and Fixture Filing Statement between Marriott Hotel Properties Limited Partnership and Teachers Insurance and Annuity Association of America and John Hancock Mutual Life Insurance Company dated December 31, 1997.

27.  Financial Data Schedule


         * Incorporated by reference from the 1995 Form 10-K/A.

(b)  REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during 1997.

                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.



                              MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP

                              By:  HOTEL PROPERTIES MANAGEMENT, INC.
                                   General Partner


                              By:  Earla L. Stowe
                                   Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on , 1998.


Signature                                  Title
                                        (HOTEL PROPERTIES MANAGEMENT, INC.)


                                         President, Treasurer and Director
Bruce F. Stemerman                      (Principal Executive Officer)


                                         Vice President and Director
Robert E. Parsons, Jr.                  (Principal Financial Officer)


                                         Vice President, Secretary and Director
Christopher G. Townsend

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.



                           MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP

                           By:  HOTEL PROPERTIES MANAGEMENT, INC.
                                General Partner


                           By:  /s/ Earla L. Stowe
                                Earla L. Stowe
                                Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on , 1998.


Signature                                            Title
                                         (HOTEL PROPERTIES MANAGEMENT, INC.)


  /s/ Bruce F. Stemerman                 President, Treasurer and Director
Bruce F. Stemerman                       (Principal Executive Officer)


  /s/ Robert E. Parsons, Jr.             Vice President and Director
Robert E. Parsons, Jr.                   (Principal Financial Officer)


  /s/ Christopher G. Townsend            Vice President, Secretary and Director
Christopher G. Townsend

                                  SCHEDULE III

                  MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997
                                 (in thousands)

                                 Initial Costs                            Gross Amount at December 31, 1997

                                                  Subsequent                                          Date of
                                     Buildings &    Costs           Buildings &         Accumulated  Completion of Date Depreciation
                    Debt      Land   Improvements Capitalized Land  Improvements  Total Depreciation Construction Acquired     Life
Orlando World Center
Orlando, Florida    $152,000 $27,447  $135,351    $18,479     $28,717 $152,560    $181,277 $38,936    1986          1985  40 to 50
                                                                                                                          years
Harbor Beach Resort
Ft. Lauderdale,
Florida               83,946   1,837    63,806     19,585       2,357   82,871      85,228  25,868    1984          1985  40 years

Total               $235,946 $29,284  $199,157    $38,064     $31,074 $235,431    $266,505 $64,804

                                  SCHEDULE III
                                   Page 2 of 2
                  MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                                 (in thousands)



Notes:

                                                                               1995           1996           1997
(a)  The changes in the total cost of land,  buildings and  improvements for the three years ended December 31, 1997 were as follows:

       Balance at beginning of year........................................$   260,320    $   262,400     $   264,276
          Capital expenditures.............................................      2,080          1,953           2,229
          Dispositions.....................................................          -            (77)              -
       Balance at end of year..............................................$   262,400    $   264,276     $   266,505

(b)    The changes in accumulated depreciation and amortization for the three years ended December 31, 1997 were as follows:

       Balance at beginning of year........................................$    46,626    $    53,410     $    58,841
          Depreciation and amortization....................................      6,784          5,508           5,963
          Dispositions and other ..........................................          -            (77)              -
       Balance at end of year..............................................$    53,410    $    58,841     $    64,804

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes was approximately $190,340 at December 31, 1997.


                               TABLE OF CONTENTS

                 SECTION                                                    PAGE

RECITALS.......................................................................1

ARTICLE I         DEFINITIONS AND RULES OF CONSTRUCTION........................2

         Section 1.1.      Definitions.........................................2
         Section 1.2.      Rules of Construction...............................2

ARTICLE II        GRANTING CLAUSES.............................................2

         Section 2.1.      Conveyances and Encumbrance of Property.............2
         Section 2.2.      Habendum Clause.....................................5
         Section 2.3.      Security Agreement..................................5
         Section 2.4.      Conditions to Grant.................................6

ARTICLE III       OBLIGATIONS SECURED..........................................6

         Section 3.1.      The Obligations.....................................6
         Section 3.2.      Future Advances.....................................6

ARTICLE IV        TITLE AND AUTHORITY..........................................6

         Section 4.1.      Title to the Property...............................6
         Section 4.2.      Authority...........................................7
         Section 4.3.      No Foreign Person...................................7
         Section 4.4.      Litigation..........................................7

ARTICLE V         PROPERTY STATUS, MAINTENANCE AND LEASES......................7

         Section 5.1.      Status of the Property..............................7
         Section 5.2.      Maintenance of the Property.........................8
         Section 5.3.      Change in Use.......................................8
         Section 5.4.      Waste...............................................8
         Section 5.5.      Inspection of the Property..........................8
         Section 5.6.      Leases and Rents....................................8
         Section 5.7.      Equipment Leases....................................9
         Section 5.8.      Parking.............................................9
         Section 5.9.      Separate Tax Parcel.................................9
         Section 5.10.     Changes in Zoning or Restrictive Covenants..........9
         Section 5.11.     Lender=s Right to Appear...........................10

ARTICLE VI        IMPOSITIONS AND ACCUMULATIONS...............................10

         Section 6.1.      Impositions........................................10
         Section 6.2.      Accumulations......................................11
         Section 6.3.      Changes in Tax Laws................................12

ARTICLE VII       INSURANCE, CASUALTY, CONDEMNATION AND RESTORATION...........12

         Section 7.1.      Insurance Coverages................................12
         Section 7.2.      Casualty and Condemnation..........................13
         Section 7.3.      Application of Proceeds............................14
         Section 7.4.      Conditions to Availability of
                              Proceeds for Restoration........................14
         Section 7.5.      Restoration........................................16

ARTICLE VIII      COMPLIANCE WITH LAW AND AGREEMENTS..........................17

         Section 8.1.      Compliance with Law................................17
         Section 8.2.      Compliance with Property Documents.  ..............17
         Section 8.3.      Compliance with Agreements.........................17
         Section 8.4.      ERISA Compliance...................................17
         Section 8.5.      Section 6045(e) Filing.............................17
         Section 8.6.      Hotel Operating Agreement..........................18

ARTICLE IX        ENVIRONMENTAL...............................................20

         Section 9.1.      Environmental Representations and Warranties.......20
         Section 9.2.      Environmental Covenants............................20

ARTICLE X         FINANCIAL REPORTING.........................................21

         Section 10.1.     Financial Reporting................................21
         Section 10.2.     Waiver.............................................22

ARTICLE XI        EXPENSES AND DUTY TO DEFEND.................................22

         Section 11.1.     Payment of Expenses................................22
         Section 11.2.     Duty to Defend.....................................23

ARTICLE XII       TRANSFERS LIENS AND ENCUMBRANCES............................23

         Section 12.1.     Prohibitions on Transfers, Liens and Encumbrances..23
         Section 12.2.     Permitted Transfers................................24
         Section 12.3.     Right to Contest Liens.............................24

ARTICLE XIII      ADDITIONAL REPRESENTATIONS, WARRANTIES AND COVENANTS........25

         Section 13.1.     Further Assurances.................................25
         Section 13.2.     Estoppel Certificates..............................25
         Section 13.3.     Credit Enhancements................................25
         Section 13.4.     Sale/Leaseback.....................................26

ARTICLE XIV       DEFAULTS AND REMEDIES.......................................26

         Section 14.1.     Events of Default..................................26
         Section 14.2.     Remedies...........................................27
         Section 14.3.     General Provisions Pertaining to Remedies..........28
         Section 14.4.     General Provisions Pertaining to
                              Agreement-in-Possession or Receiver.............28
         Section 14.5.     General Provisions Pertaining to Foreclosures.  ...29
         Section 14.6.     Application of Proceeds............................30
         Section 14.7.     Tenant Holding Over................................30

ARTICLE XV        LIMITATION OF LIABILITY.....................................30

         Section 15.1.     Limitation of Liability............................30

ARTICLE XVI       WAIVERS.....................................................32

         Section 16.2.     Waiver of Notice...................................32
         Section 16.3.     Waiver of Marshalling and Other Matters............32
         Section 16.4.     Waiver of Trial by Jury............................32
         Section 16.5.     Waiver of Counterclaim.............................32
         Section 16.6.     General Waiver.....................................32

ARTICLE XVII      NOTICES.....................................................33

         Section 17.1.     Notices............................................33

ARTICLE XVIII     MISCELLANEOUS...............................................34

         Section 18.1.     Applicable Law.....................................34
         Section 18.2.     Limitations of Law.................................34
         Section 18.3.     Usury Limitations..................................34
         Section 18.4.     Lender=s Discretion................................35
         Section 18.5.     Unenforceable Provisions...........................35
         Section 18.6.     Survival of Borrower=s Obligations.................35
         Section 18.7.     No Third Party Beneficiaries.......................35
         Section 18.8.     Partial Releases, Extensions, Waivers..............35
         Section 18.9.     Service of Process.................................36
         Section 18.10.    Entire Agreement...................................36
         Section 18.11.    No Oral Amendment..................................36
         Section 18.12.    Severability.......................................36
         Section 18.13.    Covenants Run With The Land........................36
         Section 18.14.    Time of the Essence................................36
         Section 18.15.    Subrogation........................................36
         Section 18.16.    Successors and Assigns.............................36
         Section 18.17.    Duplicates and Counterparts........................36

EXHIBIT A         LEGAL DESCRIPTION...........................................39

EXHIBIT B         DEFINITIONS.................................................40

EXHIBIT C         RULES OF CONSTRUCTION.......................................47

SCHEDULE 1        LEASED EQUIPMENT............................................49









                              AMENDED AND RESTATED
                    MORTGAGE, ASSIGNMENT OF LEASES AND RENTS,
                 SECURITY AGREEMENT AND FIXTURE FILING STATEMENT


     THIS AMENDED AND RESTATED MORTGAGE, ASSIGNMENT OF LEASES AND RENTS, SECURITY AGREEMENT AND FIXTURE FILING STATEMENT (this Mortgage), is made this 31st day of December, 1997, is by MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP (Borrower), a Delaware limited partnership having its principal place of business at 10400 Fernwood Road, Bethesda, Maryland 20817-1109, in favor of TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA (TIAA), a New York corporation having an address at 730 Third Avenue, New York, New York 10017, and JOHN HANCOCK MUTUAL LIFE INSURANCE COMPANY (Hancock), a Massachusetts corporation having an address at 200 Clarendon Street, John Hancock Place, Boston, Massachusetts 02117 (TIAA and Hancock are referred to herein collectively as Lender).

                                    RECITALS:

     Borrower executed and delivered to The Sanwa Bank Limited, acting by and through its New York Branch (Sanwa), that certain Mortgage Note, dated January 12, 1993, in the stated principal amount of $180,087,250.92 (the Original Note). The Original Note was renewed by Assignor=s execution and delivery to Sanwa of that certain Renewal Mortgage Note, dated as of June 16, 1995, in the stated principal sum of $156,978,523. 36 (the Renewal Note). The indebtedness evidenced by the Original Note, as renewed by the Renewal Note, is referred to herein as the Original Loan.

     In order to secure the Original Note, Borrower granted to Sanwa that certain Mortgage and Security Agreement, dated as of January 12, 1993, and recorded in the Office of the Clerk of Circuit Court of Orange County, Florida (the Clerk=s Office), in Official Records Book 4512, page 3134 (the Original Mortgage). Upon execution of the Renewal Note, Borrower granted to Sanwa that certain Amended and Restated Mortgage and Security Agreement, dated as of June 16, 1995, and recorded in the Clerk=s Office in Official Records Book 4967, page 2144 (the Renewal Mortgage), which amended and restated the terms of the Original Mortgage without enlarging the principal amount of Original Loan.

     Sanwa has sold the Original Loan to Lender as evidenced by that certain Assignment of Renewal Mortgage Note, Amended and Restated Mortgage and Security Agreement and Loan Documents from Sanwa to Lender, dated of even date herewith and recorded prior to the recording of this Mortgage in the Clerk=s Office.

     Pursuant to that certain Amendment to Amended and Restated Mortgage and Security Agreement and Notice of Future Advance of even date herewith and recorded prior to the recording of this Mortgage in the Clerk=s Office (the Notice of Future Advance), Lender has made an additional loan to Borrower in the principal amount of $13,521,476.64 (the Additional Loan). The Additional Loan is evidenced by that certain Future Advance Promissory Note executed and delivered by Borrower to Lender, dated of even date herewith, in the stated principal amount of the Additional Loan.

     The Renewal Note and the Future Advance Note (referred to herein collectively as the Prior Notes), and the indebtedness evidenced thereby (the Principal), have been consolidated pursuant to that certain Consolidation and Note Split Agreement by and among Borrower and Lender, dated of even date herewith, and, as so consolidated, are being renewed, amended and restated pursuant to one or more promissory notes executed by Borrower and delivered to Lender of even date herewith (collectively, the Note), promising to pay the Principal with interest thereon to the order of the Lender until the Monetary Obligations (as defined below) have been paid in full, with the balance, if any, of the Monetary Obligations being due and payable on January 1, 2008 (the Maturity Date).

     Documentary stamp and intangibles taxes have been paid on the Principal as follows: (i) documentary stamp and intangibles taxes on the Original Loan were duly paid and affixed to the Original Mortgage upon the filing thereof in the Clerk=s Office; (ii) documentary stamp and intangibles taxes were not due upon the filing of the Renewal Mortgage pursuant to Florida Statues Section 201.09, Florida Administrative Code Rule No. 12B-4.054, and Florida Statutes Section 199.145(4) because the Renewal Note did not enlarge the existing principal balance of the Original Loan; and (iii) documentary stamp and intangibles taxes on the Additional Loan were duly paid and affixed to the Notice of Future Advance upon the filing of the Notice of Future Advance in the Clerk=s Office. Accordingly, no documentary stamp or intangibles are due upon the filing of this Mortgage.

     Borrower and Lender now desire to renew, amend and restate the terms of the Original Mortgage in order to secure the Loan as evidenced by the Note and to otherwise modify the terms, conditions and covenants of the Original Mortgage in the manner hereinafter set forth.




                                    AGREEMENT

     NOW THEREFORE, the undersigned, in consideration of the foregoing recitals, the sum of Ten Dollars, and other valuable considerations, the receipt and sufficiency whereof are hereby acknowledged, and in order to secure the indebtedness and other obligations of Borrower under the Note, this Mortgage and all other documents evidencing or securing the Loan, including future advances (as provided herein), agrees that all of the provisions of the Original Mortgage are hereby modified and amended to read in their entirety, without disrupting the assignment granted therein, as follows:




                                    ARTICLE I
                      DEFINITIONS AND RULES OF CONSTRUCTION

     Section 1.1. Definitions. Capitalized terms used in this Mortgage are defined in Exhibit B or in the text with a cross-reference in Exhibit B.

     Section 1.2. Rules of Construction. This Mortgage will be interpreted in accordance with the rules of construction set forth in Exhibit C.




                                   ARTICLE II
                                GRANTING CLAUSES

     Section 2.1. Conveyances and Encumbrance of Property. Borrower irrevocably grants, bargains, sells, mortgages, conveys, assigns and pledges to Lender, and grants to Lender a security interest in, the following property, rights, interests and estates now or hereafter owned or held by Borrower (the Property) for the uses and purposes set forth in this Mortgage forever:

     (a) all tracts, pieces, or parcels of land located in Orange County, Florida, more particularly described in Exhibit A attached hereto and by this reference made a part hereof (the Land);

     (b) all buildings and improvements located on the Land (the Improvements);

     (c) all easements; rights of way or use, including any rights of ingress and egress; streets, roads, ways, alleys and passages; strips and gores; sewer rights; water, water rights, water courses, riparian rights and drainage rights; air rights and development rights; oil and mineral rights; and tenements, hereditaments and appurtenances, in each instance adjoining or otherwise relating to the Land or the Improvements;

     (d) all present and future leases, subleases, licenses and other agreements relating to the use and occupancy of the Land and Improvements (including any use or occupancy arrangements created pursuant to Section 365(h) of Title 11 of the United States Code (the Bankruptcy Code) or otherwise in connection with the commencement or continuance of any bankruptcy, reorganization, arrangement, insolvency, dissolution, receivership or similar proceedings, or any assignment for the benefit of creditors, in respect of any tenant or other occupant of the Land and the Improvements) (the Leases), together with all present and future rents, prepaid rents, percentage, participation or contingent rents, deficiency rents, issues, profits, proceeds, royalties, revenues, parking fees, security deposits and other consideration under the Leases, from Hotel Operations or otherwise derived from the use and occupancy of the Land or the Improvements, including contributions to expenses by tenants, and all other fees, charges, accounts, accounts receivable or payments payable to or for the benefit of Borrower (the Rents), all as more particularly set forth in the Assignment, the provisions of the Assignment being incorporated in this Mortgage by reference and to the extent that under Law revenues from Hotel Operations do not constitute Rents, all present and future revenues from Hotel Operations, including all fees, charges, accounts, accounts receivable or other payments for the use or occupancy of rooms and other public facilities in the Hotel, including deposits made in connection with Hotel Operations (the Hotel Revenues) all of which are and will remain the property of Borrower whether collected and held directly by Borrower or collected and held by Hotel Operator and, to the extent portions of Rents and Hotel Revenues are distributed to Borrower under the Hotel Operating Agreement, all distributions to Borrower of Rents and Hotel Revenues (Owner=s Distributions) subject, however, to any right conferred on Borrower or the Hotel Operator under this Mortgage, the Assignment or the Hotel Operating Agreement to collect and apply the Rents and Hotel Revenues or to distribute the Owner=s Distributions, as the case may be;

     (e) all materials intended for construction, re-construction, alteration or repair of the Improvements, such materials to be deemed included in the Land and the Improvements immediately on delivery to the Land; all fixtures and personal property that are attached to, contained in or used from time to time in connection with the Land or the Improvements (excluding personal property owned by tenants under the Leases), including: furniture, fixtures and equipment; furnishings; machinery; motors; elevators; fittings; refrigerators; office systems and equipment; plumbing; heating, ventilating and air conditioning systems and equipment; maintenance and landscaping equipment; lighting, cooking, laundry, dry cleaning, refrigerating, incinerating and sprinkler systems and equipment; telecommunications systems and equipment; computer or word processing systems and equipment; security systems and equipment; guest room fixtures, furniture and furnishings; sheets and bedding; restaurant, dining, coffee shop, cocktail lounge and lobby fixtures, furniture and furnishings; kitchen fixtures and equipment, and all other furniture, furnishings and equipment required for the operation of the meeting and banquet rooms, including dishes, glassware, cooking utensils, linens, carpeting and draperies; pool fixtures and equipment and outdoor area furniture; health club, spa or sport facility fixtures, equipment, furniture and furnishings, any transportation vehicles, including golf carts; and all other fixtures, equipment, furniture and machinery now or hereafter used in connection with the operation of the Hotel and the conduct of the Hotel Operations (the Fixtures and Personal Property);

     (f) all ground leases, grants of easements or rights-of-way, permits, declarations of covenants, conditions and restrictions, disposition and development agreements, planned unit development agreements, cooperative, condominium or similar ownership or conversion plans, management, leasing or parking agreements or other material documents affecting the Land and Improvements (the Property Documents);

     (g) all inventory (including all goods, merchandise, raw materials, incidentals, office supplies and packaging materials and all food and beverage inventory, including all foodstuffs, condiments and supplies used in connection with the operation of all food service facilities of Hotel Operations and all alcoholic and non-alcoholic beverages held for sale to and consumption by guests and other users of the Hotel) held for sale, lease or resale or furnished or to be furnished under contracts of service, or used or consumed from time to time in the operation of the Property, all documents of title evidencing any part of any of the foregoing and all returned or repossessed goods arising from or relating to any sale or disposition of inventory, subject to Borrower=s and Hotel Operator=s right to sell or otherwise dispose of inventory in the ordinary course of the business of operating the Hotel;

     (h) all intangible personal property arising out of the operation of the Property, including choses in action, causes of action, corporate and other business records, inventions, designs, promotional materials, blueprints, plans, specifications, patents, patent applications, trademarks, trade names, trade secrets, goodwill, copyrights, registrations, licenses, franchises, claims for refunds or rebates of taxes, pension and insurance surpluses, refunds or rebates of taxes and any letter of credit, guarantee, claim, security interest or other security held by or granted to Borrower to secure payment by an account debtor of any of the accounts of Borrower arising out of the operation of the Property, and documents covering all of the foregoing; all documents, instruments, money, deposit accounts, funds deposited in accounts established with a bank, savings and loan, trust company or other financial institution in connection with the use and operation of the Property, including any reserve accounts or escrow accounts, and all investments of the funds and all other general intangibles; all present and future rights of Borrower to payment for Hotel Operations, including accounts and accounts receivable and rights to payment for fees, charges, accounts or other payments for the use or occupancy of guest rooms and other public facilities in the Hotel and any other present and future accounts and accounts receivable and rights of Borrower to payment with respect to Borrower=s interest in the Land and Improvements and the proceeds of all of the accounts, accounts receivable and rights to payment, whether or not yet earned by performance, and whether or not evidenced by a document including all present and future rights to payment from any consumer credit or charge card organization or entity (such as the organizations or entities which sponsor or administer the American Express, Carte Blanche, Diners Club, Visa, Discover and Master Charge/Master Card cards), subject however, to the right conferred on Borrower or the Hotel Operator under this Mortgage, the Assignment or the Hotel Operating Agreement to collect and apply any accounts receivable;

     (i) all awards and other compensation paid after the date of this Mortgage for any permanent or temporary taking by exercise of the right of eminent domain (including any transfer in lieu of or in anticipation of an exercise of the right of eminent domain), of the Property, including severance, damage to the Property or decrease in the value of the Property and change in grade of streets (the Condemnation Awards);

     (j) all proceeds of and all unearned premiums on the Policies (the Insurance Proceeds);

     (k) to the extent assignable, all licenses, certificates of occupancy, contracts, equipment leases, management agreements, operating agreements (including the Current Hotel Operating Agreement and all future Hotel Operating Agreements), operating covenants, franchise and license agreements, permits and variances relating to the Property;

     (l) all books, records and other information, wherever located, which are in Borrower=s possession, custody or control or to which Borrower is entitled at law or in equity and which are related to the Property, including all computer or other equipment used to record, store, manage, manipulate or access the information;

     (m) all deposits held from time to time by the Accumulations Depository to provide reserves for Taxes and Assessments, together with interest thereon, if any (the Accumulations);

     (n) all after-acquired title to or remainder or reversion in any of the Property; all additions, accessions and extensions to, improvements of and substitutions or replacements for any of the Property; all products and all cash and non-cash proceeds, immediate or remote, of any sale or other disposition of any of the Property, excluding sales or other dispositions of inventory in the ordinary course of the business of operating the Property; and all additional lands, estates, interests, rights or other property acquired by Borrower after the date of this Mortgage for use in connection with the Property, all without the need for any additional mortgage, assignment, pledge or conveyance to Lender;

     (o) all deposits or other pledges of funds held from time to time by Lender or any escrow holder for the benefit of Lender in accordance with the terms of this Mortgage or the Hotel Operating Agreement; and

     (p) to the extent not otherwise specifically described in the foregoing subsections, all of the specifically enumerated items of personal property attached as Exhibit B to the Florida UCC-1 and/or UCC-3 Financing Statements of even date with this Mortgage made by Borrower as Debtor or Sanwa as Assignor in favor of Lender as Secured Party to be filed in the records of the Secretary of State and Orange County, Florida.

     Section 2.2. Habendum Clause. The Property is conveyed to Lender to have and to hold forever in fee simple.

     Section 2.3. Security Agreement. This Mortgage is a real property mortgage and also a security agreement and a financing statement within the meaning of the Uniform Commercial Code of Florida. The Property includes both real and personal property and all of Borrower=s other right, title and interest, whether tangible or intangible, in the Property. By executing and delivering this Mortgage, Borrower grants to Lender, as security for the Obligations, a security interest in the Property to the full extent that any of the Property may be subject to the Uniform Commercial Code of Florida. One or more financing statements have been or will be executed by Borrower and Lender or by Lender or Borrower alone and filed in the manner required to perfect a security interest under the Uniform Commercial Code of Florida. Compliance with the requirements of the Uniform Commercial Code of Florida, will not be construed to alter in any manner the rights of Lender under this Mortgage or under any laws of the jurisdiction where the Property is located, and such compliance is declared to be solely for the protection of Lender if compliance is necessary to perfect, preserve or protect the priority of Lender=s security interest in and to any of the Property.

     Section 2.4. Conditions to Grant. This Mortgage is made on the express condition that if Borrower pays and performs the Obligations in full in accordance with the Loan Documents, unless expressly provided otherwise in the Loan Documents, the Loan Documents will be released at Borrower=s expense.





                                   ARTICLE III
                               OBLIGATIONS SECURED

     Section 3.1. The Obligations. This Mortgage secures the payment when due, whether on the Maturity Date, Acceleration or otherwise, of all amounts payable under the Loan Documents (the Monetary Obligations) and the timely performance of all other obligations and covenants to be performed under the Loan Documents (the Nonmonetary Obligations).

     Section 3.2. Future Advances. Future Advances. This Mortgage also secures all future or additional advances as may be made by Lender to Borrower, whether the future advances are obligatory or are made at Lender=s option to Borrower for any purpose, provided that all future or additional advances must be made within twenty (20) years from the date of this Mortgage, or within any lesser period of time as may be provided hereafter by Law as a prerequisite for the sufficiency of actual notice or record notice of the optional future or additional advances as against the rights of creditors or subsequent purchasers for valuable consideration, to the same extent as if such future advances as against the rights of creditors or subsequent purchasers for valuable consideration, to the same extent as if such future advances were made on the date hereof. The total amount of the Monetary Obligations may decrease or increase from time to time, but the total unpaid balance secured at any one time will not exceed twice the face amount of the Note and any disbursements made for the payment of taxes, levies or insurance on the Property.





                                   ARTICLE IV
                           TITLE AND AUTHORITYARTICLE

     Section 4.1. Title to the Property

     (a)  Except  for the  equipment  under  those  equipment  leases  listed on
Schedule 1 and the equipment under any additional equipment leases Borrower enters into after the date of this Mortgage in accordance with the criteria set forth below, Borrower has and will continue to have good and marketable title in fee simple absolute to the Land, the Improvements and the Fixtures and Personal Property, free and clear of liens, encumbrances and charges, subject only to the Permitted Exceptions and, to Borrower=s knowledge, there are no facts or circumstances that might give rise to a lien, encumbrance or charge.

     (b) Borrower owns and will continue to own all of the other Property free and clear of all liens, encumbrances and charges whatsoever, subject only to the Permitted Exceptions.

     (c) Subject only to the Permitted Exceptions, this Mortgage is and will remain a valid and enforceable first lien on and security interest in the Property and Borrower will warrant and forever defend title to the Property against the claims of all persons.

     Section 4.2. Authority

     (a) Borrower is and will continue to be (i) duly organized, validly existing and in good standing under the Laws of the State of Delaware, and (ii) duly registered and in good standing in each state where it conducts business.

     (b) Borrower has and will continue to have all necessary approvals, whether governmental or otherwise, and full right, power and authority to (i) own and operate the Property and carry on Borrower=s business as now conducted or as proposed to be conducted, (ii) execute and deliver the Loan Documents, (iii) grant, mortgage, warrant, convey, assign and pledge the Property to Lender pursuant to the provisions of this Mortgage and (iv) perform the Obligations.

     (c) The execution and delivery of the Loan Documents and the performance of the Obligations do not and will not conflict with or result in a default by Borrower under any Laws or any Property Documents and do not and will not conflict with or result in a default under any agreement binding upon Borrower.

     (d) The Loan Documents constitute and will continue to constitute valid and binding obligations of Borrower.

     4.3. No Foreign Person. Borrower is not a foreign person within the meaning of Section 1445(f)(3) of the Code.

     4.4. Litigation. Except as otherwise disclosed to Lender in writing, there are no Proceedings or, to Borrower=s knowledge, investigations against or affecting Borrower or the Property and, to Borrower=s knowledge, there are no facts or circumstances that might give rise to a Proceeding or investigation against or affecting Borrower or the Property the result of which would have a materially adverse impact on the financial condition of the Borrower or the operation of the Property.




                                    ARTICLE V
                     PROPERTY STATUS, MAINTENANCE AND LEASES

     Section 5.1. Status of the Property.

     (a) Borrower has obtained and will maintain in full force and effect all certificates, licenses, permits and approvals issued or required by the Government or by any other entity having jurisdiction over the Property or Borrower and necessary for the Permitted Use, for occupancy and operation of the Property and for the conduct of Borrower=s business.

     (b) The Property is and will continue to be serviced by all public utilities required for the Permitted Use of the Property.

     (c) All roads and streets necessary for service of and access to the Property for the current or contemplated use of the Property have been completed and are and will continue to be serviceable, physically open and dedicated to and accepted by the Government for use by the public or owned and maintained by Borrower.

     (d) The Improvements are free from material damage caused by a Casualty.

     (e) All costs and expenses of labor, materials, supplies and equipment used in the construction of the Improvements have been paid in full.

     (f) Other than as contemplated under the Commitment Letter or permitted under the Tri-Party Agreement, Borrower will not erect any new buildings, structures or building additions on the Property without Lender=s prior consent.

     Section 5.2. Maintenance of the Property.

     (a) Subject to ordinary wear and tear and the provisions of this Mortgage regarding Casualty and Condemnation, Borrower will maintain the Property in good and safe condition, suitable for the Permitted Use, and, to the extent necessary to maintain the Property in good and safe condition, suitable for the Permitted Use, will replace the Fixtures and Personal Property with property at least equal in quality and condition to that being replaced.

     (b) Except as specifically provided in this Mortgage, Borrower shall not sell, mortgage, encumber, transfer, lease or otherwise dispose of any of the Property or any interest therein, or offer to do so, without the prior written consent of Lender, or permit anything to be done that might impair the value of any of the Property, except that Borrower shall be entitled to remove any items of Property which are replaced on the date of their removal with items of Property of at least equal suitability and value, free of all liens, security interests and encumbrances.

     5.3. Change in Use. Borrower will use and permit the use of the Property for the Permitted Use and for no other purpose.

     5.4.Waste. Borrower will not commit or permit any Waste or otherwise alter, demolish, or remove or permit the alteration, demolition or removal of any of the Property except than as may be permitted by the provisions of this Mortgage or the Tri-Party Agreement.

     Section 5.5. Inspection of the Property. Subject to the rights of tenants of the Property and guests and other users of the Hotel, Lender has the right to enter and inspect the Property on reasonable prior notice, except in the case of an emergency, when no prior notice is necessary. Lender has the right to engage an independent expert at Borrower=s expense at any time after an Event of Default to review and report on Borrower=s compliance with Borrower=s obligations under this Mortgage to maintain the Property, comply with Law and refrain from Waste. Lender has the right at any other time to engage an independent expert for the same purposes but at Lender=s expense.

     Section 5.6. Leases and Rents.

     (a) Pursuant to the Assignment, Borrower is assigning to Lender the Leases, the Rents and the Hotel Revenues. Borrower will lease the Property in accordance with the provisions of the Assignment.

     (b) All proposed Leases shall be subject to the prior approval of the Lender; provided, however, a proposed Lease which demises less than 1,000 square feet of the existing retail space within the Hotel shall not require the prior approval of Lender. Borrower shall observe and perform all the obligations imposed upon the lessor under such Leases and, upon request, shall promptly send to Lender copies to Lender of all notices of default which Borrower shall send or receive thereunder. With respect to Leases in excess of 1,000 square feet, Borrower (i) shall not do or permit to be done anything to impair the value of such Leases as security for the Debt; (ii) shall enforce all of the terms, covenants and conditions contained in such Leases upon the part of the lessee thereunder to be observed or performed, short of termination thereof; (iii) shall not collect any of the Rents more than one (1) month in advance; (iv) shall not execute any other assignment of lessor's interest in such Leases or the Rents; (v) shall not alter, modify or change any material terms of such Leases without the prior written consent of Lender, or cancel or terminate such Leases or accept a surrender thereof or convey or transfer or suffer or permit a conveyance or transfer of the Property or of any interest therein so as to effect a merger of the estates and rights of, or a termination or diminution of the obligations of, lessees thereunder; (vi) shall not alter, modify or change any material terms of any guaranty of such Leases or cancel or terminate such guaranty without the prior written consent of Lender; and (viii) shall not consent to any assignment of or subletting under such Leases not in accordance with their terms, without the prior written consent of Lender.

     Section 5.7. Equipment Leases. Borrower will not enter into new equipment leases without Lender=s prior consent, provided that so long as there is no Event of Default, Borrower may, without Lender=s prior consent, enter into, amend, waive, cancel, or surrender any such equipment leases so long as the following conditions are met: (i) the annual lease payments for such lease do not exceed $350,000 (for the purposes of this requirement, all cross-defaulted and cross-collateralized leases shall be aggregated); (ii) the aggregate annual lease payments for all equipment leases then in effect do not exceed one percent (1%) of the gross revenues of the Hotel; and (iii) the aggregate annual lease payments for all equipment leases then in effect will not cause the Debt Service Coverage Ratio to be less than 1.5 to 1. Borrower will promptly deliver to Lender copies of any notices of default or of termination Borrower receives or delivers relating to any equipment lease whose annual lease payment is greater than $350,000.

     Section 5.8. Parking. Borrower will provide, maintain, police and light parking areas within the Property, together with any sidewalks, aisles, streets, driveways, sidewalk cuts and rights-of-way to and from the adjacent public streets in a manner consistent with the Permitted Use, and sufficient to accommodate the greatest of (i) the number of passenger vehicles required to be maintained by Law; (ii) the requirements of the Leases and the Property Documents affecting the Property; or (iii) 1,000 spaces. The parking areas at the Property will be reserved and used exclusively for ingress, egress and parking for Borrower and tenants of the Property, hotel guests and employees, customers and invitees.

     Section 5.9. Separate Tax Parcel. The Property is and will remain assessed for real estate tax purposes as one or more wholly independent tax parcel or parcels, separate from any property that is not part of the Property.

     Section 5.10. Changes in Zoning or Restrictive Covenants. Borrower will not
(i) initiate, join in or consent to any change in any Laws pertaining to zoning, restrictive covenant or other restriction modifying the uses which may be made of the Property; (ii) except as set forth in the Permitted Exceptions, permit the Property to be used to qualify for fulfillment of any Governmental requirements for the construction or maintenance of any improvements on property that is not part of the Property; or (iii) impair the integrity of the Property as legally subdivided zoning lots separate and apart from all other property.

     Section 5.11. Lender=s Right to Appear. Lender has the right to appear in and defend any Proceeding brought regarding the Property and to bring any Proceeding, which Lender, in its sole discretion, determines should be brought to protect Lender=s interest in the Property.




                                   ARTICLE VI
                          IMPOSITIONS AND ACCUMULATIONS

     Section 6.1. Impositions

     (a) Borrower will pay each Imposition at least 15 days before the date (the Imposition Penalty Date) that is the earlier of (i) the date on which the Imposition becomes delinquent and (ii) the date on which any penalty, interest or charge for non-payment of the Imposition accrues, provided that there is no Event of Default Borrower will pay each Imposition on or before the Imposition Penalty Date but provided, however, that if Borrower fails to pay any installment of Taxes or Assessments on or before the applicable Imposition Penalty Date, Borrower=s right to pay Impositions less than 15 days before the Imposition Penalty Date will be automatically revoked for the remainder of the term of this Mortgage.

     (b) At least 10 days before each Imposition Penalty Date for Taxes or Assessments, Borrower will deliver to Lender a receipted bill or other evidence of payment of the Taxes or Assessments, provided that so long as there is no Event of Default, Borrower may deliver to Lender the receipted bill or other evidence of payment not more than 10 days after each Imposition Penalty Date, provided further that if Borrower fails to pay any installment of Taxes or Assessments on or before the applicable Imposition Penalty Date, Borrower=s right to deliver to Lender the receipt or other evidence of payment not later than 10 days after the Imposition Penalty Date will be automatically revoked for the remainder of the term of this Mortgage.

     (c) Notwithstanding the provisions of subsections (a) and (b) above, Borrower, at its own expense, may contest any Taxes or Assessments, provided that the following conditions are met:

     (i) not less than 10 days prior to the initiation of such contest, Borrower delivers to Lender notice of the proposed contest;

     (ii) the contest is by a Proceeding promptly initiated and conducted diligently and in good faith;

     (iii) there is no Event of Default;

     (iv) the Proceeding suspends the collection of the contested Taxes or Assessments or Borrower pays all of the contested Taxes or Assessments;

     (v) the Proceeding is permitted under and is conducted in accordance with the Property Documents;

     (vi) the Proceeding precludes imposition of criminal penalties and sale or forfeiture of the Property and Lender will not be subject to any civil suit; and

     (vii) Borrower has set aside adequate reserves for the payment of the contested Taxes or Assessments, together with all interest and penalties, unless Borrower has paid all of the contested Taxes or Assessments.

     (d) If any Taxes or Assessments are payable in installments, Borrower will nevertheless pay the Taxes and/or Assessments in their entirety on the day the first installment becomes due and payable or a lien, unless Lender, in its sole discretion, approves payment of the Taxes and/or Assessments in installments.

     Section 6.2. Accumulations. So long there exists no Event of Default hereunder, Borrower shall be permitted to escrow for Taxes and Assessments in accordance with the terms of the Hotel Operating Agreement; upon an Event of Default, and if required by Lender, the following provisions shall apply:

     (a) On the first day of each calendar month thereafter during the Term, Borrower will make a deposit (the Accumulations Deposits) in an amount equal to approximately one-twelfth of the estimated annual Taxes and Assessments, as reasonably determined by Lender or its designee into an account with Lender or a mortgage servicer or financial institution designated or approved by Lender to receive, hold and disburse the Accumulations in accordance with this Section (the Accumulations Depository). At least 45 days before each Imposition Penalty Date (or, if later, within 10 days of Borrower=s receipt of such bills), Borrower will deliver to the Accumulations Depository any bills and other documents that are necessary to pay the Taxes, Assessments and Ground Rent. If required by Lender, Borrower shall also make an initial deposit which would equal the sum of the sum of the Accumulations Deposits which Borrower would have been required to make if it had been escrowing for Taxes and Assessments the entire calendar year prior to first deposit under this subsection (a).

     (b) The Accumulations will be applied to the payment of Taxes and Assessments. Any excess Accumulations after payment of Taxes and Assessments will be returned to Borrower or credited against the next succeeding future payments of the Accumulations, at Lender=s election or as required by Law. If the Accumulations are not sufficient to pay Taxes and Assessments, Borrower will pay the deficiency to the Accumulations Depository within 5 days of demand from Lender. At any time after an Event of Default occurs, the Accumulations may be applied as a credit against any portion of the Monetary Obligations as selected by Lender in accordance with the terms of this Mortgage.

     (c) The Accumulations Depository will hold the Accumulations as additional security for the Obligations until applied in accordance with the provisions of this Mortgage. If Lender is not the Accumulations Depository, the Accumulations Depository will deliver the Accumulations to Lender upon Lender=s demand at any time after an Event of Default.

     (d) If the Property is sold or conveyed other than by foreclosure or transfer in lieu of foreclosure, all right, title and interest of Borrower to the Accumulations will automatically, and without necessity of further assignment, be held for the account of the new owner, subject to the provisions of this Section.

     (e) The Accumulations Depository shall deposit the Accumulations into a separate interest bearing account in the name of Lender as secured party, all in accordance with an agreement by and among Borrower, Lender and Accumulations Depository to be entered into following the triggering of Borrower=s obligations to pay the Accumulations to Lender under this Section. Lender has the right to pay, or to direct the Accumulations Depository to pay, any Imposition unless Borrower is contesting the Imposition in accordance with the provisions of this Mortgage, in which event any payment of the Imposition either will be made under protest in the manner prescribed by Law or will be withheld.

     (f) If Lender assigns this Mortgage, Lender will pay, or cause the Accumulations Depository to pay, the unapplied balance of the Accumulations to or at the direction of the assignee. Simultaneously with the payment, Lender and the Accumulations Depository will be released from all liability with respect to the Accumulations and Borrower will look solely to the assignee with respect to the Accumulations. When the Obligations have been fully satisfied, any unapplied balance of the Accumulations (together with any interest thereon) will be returned to Borrower.

     Section 6.3. Changes in Tax Laws. If a Government deducts the Monetary Obligations from the value of the Property for the purpose of taxation or imposes a tax, either directly or indirectly, on the Monetary Obligations, any Loan Document or Lender=s interest in the Property, Borrower will pay the tax with interest and penalties, if any. If Lender determines that Borrower=s payment of the tax may be unlawful, unenforceable, usurious or taxable to Lender, Lender may accelerate the Loan on 60 days= prior notice unless the tax must be paid within the 60-day period, in which case, Lender may accelerate the Loan within the lesser period. Nothing set forth in this Section 6.3 shall be deemed or construed as requiring Borrower to pay any income, franchise or similar tax based upon Lender=s income.




                                   ARTICLE VII
                INSURANCE, CASUALTY, CONDEMNATION AND RESTORATION

     Section 7.1. Insurance Coverages.

     (a) Borrower will maintain or will cause the Hotel Operator to maintain such insurance coverages and endorsements in form and substance and in amounts as Lender may require in its reasonable discretion, from time to time. Lender hereby acknowledges that the insurance coverages and endorsements in effect on the date hereof with respect to the Property are sufficient under the state of facts known to Lender as of the date hereof.

     (b) The property insurance companies issuing the Policies (the Insurers) must be authorized to do business in the State or Commonwealth where the Property is located, must carry an A.M. Best Company, Inc. policy holder rating of A- or better and an A.M. Best Company, Inc. financial category of Class X or better and must be otherwise satisfactory to Lender. Notwithstanding the requirements set forth above, Lender will not be responsible for the solvency of any Insurer.

     (c) The insurance, including renewals, required under this Section will be issued on valid and enforceable policies and endorsements reasonably satisfactory to Lender taking into account such policies and endorsements commonly carried by owners of similar properties (the Policies). The Property Policy will contain a standard waiver of subrogation and a replacement cost endorsement and will provide that Lender will receive not less than 30 days= prior written notice of any cancellation, termination or non-renewal of a Policy or any material change other than an increase in coverage and that Lender will be named under a standard mortgage endorsement as loss payee. Borrower has disclosed to Lender that Borrower or the Hotel Operator has a deductible for the property under insurance policies and has a self insurance retention on the liability policies. Notwithstanding anything to the contrary in this Article, Borrower or Hotel Operator will be permitted to continue such self-insurance at the levels disclosed to Lender. Any proposed change in the self-insurance arrangements disclosed to Lender in connection with closing the Loan will be subject to Lender=s consent, which such consent will not be unreasonably withheld if such arrangements are consistent with other similar hotels under the same brand owned by Borrower and managed by the Hotel Operator, and Lender reasonably determines that such arrangements are sufficient to protect the security for the Loan.

     (d) Notwithstanding Lender=s rights under this Article, Lender will not be liable for any loss, damage or injury resulting from the inadequacy or lack of any insurance coverage.

     (e) Borrower will comply with the provisions of the Policies and with the requirements, notices and demands imposed by the Insurers and applicable to Borrower or the Property.

     (f) Borrower will pay the Insurance Premiums for each Policy on or before the due dates thereof, but in no event less than 30 days before the expiration date of the Policy being replaced or renewed, and will deliver to Lender an original certificate of insurance specifying the property location and also specifying full replacement value coverage, not less than 10 days prior to the expiration date of the Policy.

     (g) Borrower will not carry separate insurance concurrent in kind or form or contributing in the event of loss with any other insurance carried by Borrower.

     (h) Borrower will give the Insurers prompt notice of any change in ownership of the Property. This subsection does not affect the prohibitions on transfers set forth in this Mortgage.

     (i) All Policies shall provide that if the Property is sold at a foreclosure sale or otherwise is transferred so as to extinguish the Obligations, all of Borrower=s right, title and interest in and to the Policies will automatically continue to protect the purchaser or transferee, so long as the Hotel Operator remains the same.

     Section 7.2. Casualty and Condemnation.

     (a) Borrower will give Lender notice of any Casualty in excess of $250,000.00 immediately after it occurs and will give Lender notice of the commencement of any Proceeding in Condemnation immediately after Borrower receives notice of commencement. Borrower will immediately deliver to Lender copies of all documents Borrower delivers or receives relating to the Casualty or the Proceeding, as the case may be.

     (b) Following an Event of Default and during the continuation thereof, Borrower authorizes Lender, at Lender=s option, to act on Borrower=s behalf to collect, adjust and compromise any claims for loss, damage or destruction under the Policies on such terms as Lender determines. Borrower will execute and deliver to Lender all documents requested by Lender or as may be required to confirm the authorization.

     (c) If Lender elects not to act on Borrower=s behalf as provided in this Section, then Borrower promptly will file and prosecute all claims (including Lender=s claims) relating to the Casualty and will defend (including defense of Lender=s interest) any Proceeding in Condemnation. Borrower will have the authority to settle or compromise the claims or Proceeding, as the case may be, provided that Lender has approved any compromise or settlement that exceeds $500,000.00. Any check for Insurance Proceeds or Condemnation Awards, as the case may be (the Proceeds) will be made payable by check drawn by the Insurer to Lender and Borrower, as their interests may appear. Borrower will endorse the check to Lender immediately upon Lender presenting the check to Borrower for endorsement or, if Borrower receives the check first, will endorse the check immediately upon receipt and forward it to Lender. If any Proceeds are paid directly to Borrower, Borrower immediately will deposit the Proceeds with Lender, to be applied or disbursed in accordance with the provisions of this Mortgage. Lender will be responsible for only Proceeds actually received and held by Lender.

     Section 7.3. Application of Proceeds. After deducting the reasonable costs incurred by Lender in collecting the Proceeds, Lender may, in its sole discretion, (i) apply the Proceeds as a credit against any portion, as selected by Lender in its sole discretion, of the Monetary Obligations; (ii) apply the Proceeds to restore the Improvements, provided that Lender will not be obligated to see to the proper application of the Proceeds and provided further that any amounts released for Restoration will not be deemed a payment on the Monetary Obligations; or (iii) deliver the Proceeds to Borrower.

     Section 7.4. Conditions to Availability of Proceeds for Restoration7.4. Conditions to Availability of Proceeds for Restoration.

     (a) Notwithstanding the provisions of Section 7.3, Lender will make the Proceeds (less any reasonable costs incurred by Lender in collecting the Proceeds) available for Restoration after a Casualty or a Condemnation (a Destruction Event), provided that the following conditions are met and only in accordance with the conditions for disbursements set forth in Section 7.5:

     (i) Marriott Hotel Properties Limited Partnership or a Permitted Transferee, if any, continues to be the owner of the Hotel at the time of the Destruction Event and at all times thereafter until the Proceeds have been fully disbursed;

     (ii) no Event of Default under the Loan Documents exists at the time of the Destruction Event;

     (iii) all Property Documents in effect immediately prior to the Destruction Event that are essential to the use and operation of the Property continue in full force and effect notwithstanding the Destruction Event;

     (iv) if the Destruction Event is a Condemnation, Borrower delivers to Lender evidence satisfactory to Lender that the Improvements can be Restored to an economically and architecturally viable unit;

     (v) if Borrower intends to restore the Property to its condition immediately prior to the Destruction Event, Borrower delivers to Lender evidence satisfactory to Lender that the Proceeds are sufficient to complete Restoration or if the Proceeds are insufficient to complete Restoration, Borrower first deposits with Lender funds (Additional Funds) that when added to the Proceeds will be sufficient to complete Restoration;

     (vi) if Borrower intends to restore the Property to a condition other than as it was immediately prior to the Destruction Event, Borrower delivers to Lender a detailed scope of the work, the plans and specifications for such improvements, engineering studies, budgets, and/or other evidence reasonably satisfactory to Lender that the Proceeds (plus any Additional Funds committed by Borrower) are sufficient to complete such work and that such work will result in improvements which are architecturally integrated with the existing Improvements.

     (vii) Lender is satisfied that the proceeds of any business interruption insurance in effect together with other available income from the Property and any funds deposited by Borrower to cover any shortfall are sufficient to pay Debt Service Payments after paying the Impositions, Insurance Premiums, reasonable and customary operating expenses and capital expenditures until Restoration is complete;

     (viii) Lender is satisfied that Restoration will be completed on or before the date (the Restoration Completion Date) that is the earliest of: (i) 12 months prior to the Maturity Date if such Destruction Event has caused a reduction in the gross revenues of the Hotel of fifteen percent (15%) or more;
(ii) 18 months after the Destruction Event; (iii) the earliest date required for completion of Restoration under any Lease or any Property Document, or (iv) any date required by Law; and

     (ix) the annual gross revenue from the Property for the 12-month period immediately preceding the Destruction Event, was providing annual Debt Service Coverage Ratio of 1.15, and Lender determines, based on projections reasonably satisfactory to Lender, that within 18 months after Restoration the annual gross revenue from the Property will provide annual Debt Service Coverage Ratio of
1.15 or Lender will apply an amount from the Proceeds to reduction of Principal in order to reduce the Debt Service Payments sufficiently for a Debt Service Coverage Ratio of 1.15 to be achieved based on the Projections delivered to Lender. The reduced Debt Service Payments will be calculated using the Fixed Interest Rate and an amortization schedule that will achieve the same proportionate amortization of the reduced Principal over the then remaining Term as would have been achieved if the Principal and originally scheduled Debt Service Payments had not been reduced. Borrower will execute any documentation that Lender deems reasonably necessary to evidence the reduced Principal and debt service payments.

     (b) If the total Proceeds for any Destruction Event do not exceed $500,000 and Lender elects or is obligated by Law or under this Section to make the Proceeds available for Restoration, Lender will disburse to Borrower the entire amount received by Lender and Borrower will commence and complete Restoration promptly. If the Proceeds for any Destruction Event exceed $500,000 and Lender elects or is obligated by Law or under this Section to make the Proceeds available for Restoration, Lender will deliver the Proceeds and any Additional Funds (the Restoration Funds) to Lender=s Correspondent for deposit in an interest bearing account to be disbursed upon Borrower=s request as Restoration progresses (but not more often than once each calendar month), provided that with respect to each request there is no default under the Loan Documents and, upon Lender=s request, Borrower delivers to Lender and Lender=s Correspondent satisfactory evidence of the costs of Restoration incurred prior to the date of the request, with all supporting documentation, including waivers of mechanics liens, contractor=s and architect=s affidavits and appropriate title endorsements. If Lender requests, Borrower will deliver to Lender prior to commencing Restoration, for Lender=s approval, plans and specifications and detailed budget for the Restoration. Subject to Force Majeure delays and to Lender=s making the Proceeds available for Restoration, Borrower will commence Restoration as soon as practicable after the Destruction Event and will complete Restoration on or before the Restoration Completion Date.

     Section 7.5.  Restoration.  If Lender elects or is obligated by Law or this
Mortgage  to  make  the  Proceeds  available  for  Restoration,   the  following
provisions apply:

     (a) Borrower will pay all costs of Restoration whether or not the Restoration Funds are sufficient and, if at any time during Restoration, Lender determines that the undisbursed balance of the Restoration Funds is insufficient to complete Restoration, Borrower will deposit with Lender, as part of the Restoration Funds, an amount equal to the deficiency within 30 days of receiving notice of the deficiency from Lender.

     (b) Lender may elect at any time prior to or during the course of Restoration to retain, at Borrower=s expense, an independent engineer or other consultant to review any plans and specifications required by Lender, to inspect Restoration as it progresses, and to provide reports. If any matter included in a report by the engineer or consultant is unsatisfactory to Lender, Lender may suspend disbursement of the Restoration Funds until the unsatisfactory matters contained in the report are resolved to Lender=s satisfaction.

     (c) If Borrower fails to commence or complete Restoration in accordance with this Article, among other remedies, Lender may elect to restore the Improvements on Borrower=s behalf and reimburse itself out of the Restoration Funds for costs and expenses incurred by Lender in restoring the Improvements, or Lender may elect to apply the Restoration Funds as a credit against any portion, as selected by Lender, of the Monetary Obligations.

     (d) If an Event of Default under the Loan Documents occurs after the Destruction Event, then Lender will have no further obligation to make any remaining Proceeds available for Restoration, may withdraw the remaining Restoration Funds from the account being administered by Lender=s Correspondent and may apply any remaining Restoration Funds Proceeds as a credit against any portion, as selected by Lender in its sole discretion, of the Monetary Obligations.

     (e) If Borrower fails to pay all of Lender=s expenses incurred in connection with a Destruction Event or Restoration, among other remedies, Lender may from time to time reimburse itself out of the Restoration Funds.




                                  ARTICLE VIII
                       COMPLIANCE WITH LAW AND AGREEMENTS

     Section 8.1. Compliance with Law. Borrower, the Property and the use of the Property comply and will continue to comply in all material respects with Law and with all agreements and conditions necessary to preserve and extend all rights, licenses, permits, privileges, franchises and concessions (including zoning variances, special exceptions and non-conforming uses) relating to the Property or Borrower. Borrower will notify Lender of the commencement of any investigation or Proceeding relating to a possible violation of Law immediately after Borrower receives notice thereof and will deliver to Lender copies of all documents Borrower receives or delivers in connection with the investigation or Proceeding. Borrower will not alter the Property in any manner that would increase Borrower=s responsibilities for compliance with Law.

     Section 8.2. Compliance with Property Documents. To Borrower=s knowledge, there are no defaults, events of defaults or events which, with the passage of time or the giving of notice, would constitute an event of default under the Property Documents. Borrower will pay and perform all of its obligations under the Property Documents as and when required by the Property Documents. Borrower will use commercially reasonable efforts to cause all other parties to the Property Documents to pay and perform their obligations under the Property Documents as and when required by the Property Documents. Borrower will not amend or waive any provisions of the Property Documents; cancel or surrender any of the Property Documents; or release or discharge or permit the release or discharge of any party to or entity bound by any of the Property Documents, without, in each instance, Lender=s prior approval. Borrower will promptly deliver to Lender copies of any notices of default or of termination Borrower receives or delivers relating to any Property Document.

     Section 8.3. Compliance with Agreements. Borrower shall observe and perform each and every term to be observed or performed by Borrower pursuant to the terms of any agreement affecting or pertaining to the Hotel, and shall not suffer or permit any delinquency on its part to exist, except such action as may be done in the ordinary course of business of operating a first-class hotel/resort property, including modification, waiver or termination of any of the terms thereof.

     Section 8.4. ERISA Compliance.

     (a) Borrower is not and will continue not to be an employee benefit plan as defined in Section 3(3) of the Employee Retirement Income Security Act of 1974 (ERISA) that is subject to Title I of ERISA or a plan as defined in Section 4975(e)(1) of the Code that is subject to Section 4975 of the Code, and Borrower=s assets do not and will not constitute plan assets of one or more such plans for purposes of Title I of ERISA or Section 4975 of the Code.

     (b) Borrower is not and will continue not to be a governmental plan within the meaning of Section 3(32) of ERISA, and transactions by or with Borrower do not and will not be subject to any Laws regulating investments of and fiduciary obligations with respect to governmental plans.

     Section 8.5. Section 6045(e) Filing. Borrower will deliver to Lender either
(i) a copy of a completed Form 1099-B, Statement for Recipients of Proceeds from Real Estate, Broker and Barter Exchange Proceeds prepared by Borrower=s attorney or other person responsible for the preparation of the form, together with a certificate from the person who prepared the form that, to the best of the person=s knowledge, the form has been accurately prepared and that the form will be filed timely, or (ii) a certification from Borrower that the Loan is a refinancing of the Property or is otherwise not required to be reported to the Internal Revenue Service pursuant to Section 6045(e) of the Code. Borrower will indemnify, defend and hold Lender harmless from all loss, cost, damage and expense (including, without limitation, attorneys= fees and disbursements and costs incurred in the investigation, defense and settlement of claims) that Lender may incur, directly or indirectly, in connection with the assertion against Lender of any claim relating to the failure of Borrower to comply with this Section.

     Section 8.6. Hotel Operating Agreement

     (a) The Current Hotel Operating Agreement is in full force and effect, has not been amended and represents the entire agreement among its parties respecting the operation and management of the Hotel, and there are no defaults, events of default or events which, with the passage of time or the giving of notice, would constitute a default or event of default under the Current Hotel Operating Agreement.

     (b) Borrower will pay and perform all of Borrower=s obligations under the Hotel Operating Agreement as and when required under the Hotel Operating Agreement.

     (c) Borrower will use commercially reasonable efforts to cause Hotel Operator to pay and perform all of Hotel Operator=s obligations under the Hotel Operating Agreement as and when required under the Hotel Operating Agreement.

     (d) Upon expiration or termination of any Hotel Operating Agreement, Borrower will not renew the expired or terminated agreement or enter into a replacement Hotel Operating Agreement without, in each instance, Lender=s prior approval, which may be withheld in Lender=s sole discretion, and Borrower will deliver to Lender for Lender=s review copies of any proposed renewal or replacement Hotel Operating Agreement not less than 30 days prior to the proposed execution of the agreement and will deliver to Lender, within 5 Business Days after demand, any additional information Lender reasonably requests relating to the renewal or replacement Hotel Operating Agreement.

     (e) Within 2 Business Days of delivery or receipt by Borrower, Borrower will deliver to Lender copies of any notices of default or of termination Borrower delivers or receives relating to the Hotel Operating Agreement and within 5 Business Days of delivery or receipt by Borrower, Borrower will deliver to Lender copies of all monthly, quarterly and annual financial reports, the annual operating and capital expenditure plans and any revisions thereof.

     (f) Borrower is assigning to Lender the Current Hotel Operating Agreement and any future Hotel Operating Agreement. The Current Hotel Operator has consented to, and any future Hotel Operators will consent to, the assignment. If Lender determines that the Hotel Operator is not performing its obligations or is otherwise in default under a Hotel Operating Agreement on a material matter that adversely affects Hotel Operations, then immediately upon notice from Lender, Borrower will pursue rights and remedies available to Borrower under the Hotel Operating Agreement including any right to terminate.

     (g) Each future Hotel Operating Agreement with any Hotel Operator other than the Current Hotel Operator (directly or by separate agreement in form and content satisfactory to Lender) will provide among other things that:

     (i) the Hotel Operating Agreement is subject and subordinate to the lien of this Mortgage and to Lender=s rights under the Loan Documents;

     (ii) upon foreclosure or transfer by deed in lieu of foreclosure, Lender, or any purchaser at a foreclosure sale, will have the right, exercisable in its sole discretion within 6 months after the date a foreclosure of this Mortgage is final or the date a deed in lieu of foreclosure is delivered, as the case may be, to confirm the continuation of the Hotel Operating Agreement in accordance with its terms or to terminate the Hotel Operating Agreement without payment of any termination fee;

     (iii) until the Hotel Operating Agreement is terminated and thereafter if the Hotel Operating Agreement is not terminated after foreclosure or transfer by deed in lieu of foreclosure, the Hotel Operator will continue to operate and manage the Hotel in accordance with the provisions of the Hotel Operating Agreement so long as Lender continues to discharge the obligations of the Hotel Owner under such Hotel Operating Agreement;

     (iv) the Hotel Operator=s right to receive any fees under the Hotel Operating Agreement will be non-cumulative and will be subject and subordinate to Lender=s rights to receive Debt Service Payments or any other payments to be made to Lender pursuant to the Loan Documents;

     (v) after approval by Lender, the Hotel Operating Agreement will not be amended, extended, assigned or terminated without Lender=s approval which may be withheld in Lender=s sole discretion;

     (vi) the Hotel Operator will deliver to Lender copies of all notices of default or of termination that the Hotel Operator gives under the Hotel Operating Agreement and will accept cure of any default from Lender and will not terminate the Hotel Operating Agreement without giving Lender an additional notice and 30-day period to cure and if the default cannot be cured without Lender=s taking possession of the Property, the cure period will be extended for as long as is necessary for Lender to complete a foreclosure or deed in lieu of foreclosure of this Mortgage and for a reasonable period of time thereafter, provided that Lender promptly commences and completes the foreclosure or deed in lieu of foreclosure transaction and promptly thereafter commences and completes the cure;

     (vii) after foreclosure or transfer by deed in lieu of foreclosure, Lender or the transferee of the Property will not be liable for any defaults of Borrower or any other previous owner under the Hotel Operating Agreement, will not be liable for repayment of any loans made by Hotel Operator to Borrower or to any other entity and will have no liability under the Hotel Operating
Agreement from and after the date Lender or the transferee of the Property transfers the Property; and

     (viii) if Lender gives the Hotel Operator notice that there is an Event of Default, the Hotel Operator will remit all Rent and Hotel Revenues directly to Lender or as Lender may direct.

     (h) Borrower will indemnify, defend and hold Lender harmless against any liability, loss, cost, damage or expense which Lender may incur under the Hotel Operating Agreement or under or by reason of this Mortgage prior to the exercise by Lender of any of its remedies under this Mortgage.

                                   ARTICLE IX
                                  ENVIRONMENTAL

     Section 9.1. Environmental Representations and Warranties.

     (a) Except as disclosed in the Environmental Report, during the period Borrower has owned the Property and as of the date of this Mortgage:

     (i) to Borrower=s knowledge, no Environmental Activity has occurred or is occurring on the Property other than the use or storage of de minimis quantities of Hazardous Materials in compliance with all Environmental Laws and in the ordinary course of business; and

     (ii) to Borrower=s knowledge, no Environmental Activity has occurred or is occurring on any property in the vicinity of the Property from which there is a material risk that Hazardous Materials will migrate, leach, flow, drain, seep, blow or drift onto the Property.

     (b) Except as disclosed in the Environmental Report, to Borrower=s knowledge, at all times prior to acquisition of the Property by Borrower:

     (i) no Environmental Activity occurred on the Property other than the use or storage of de minimis quantities of Hazardous Materials in compliance with all Environmental Laws and in the ordinary course of business; and

     (ii) no Environmental Activity occurred on any property in the vicinity of the Property from which there is a material risk that Hazardous Materials will migrate, leach, flow, drain, seep, blow or drift onto the Property.

     (c) For the purposes of this Section, the phrase use of the Property includes use by Tenants and the phrase on the Property means on, in, above and below the Property.

     Section 9.2. Environmental Covenants.

     (a) No Environmental Activity will occur on the Property other than the use or storage of de minimis quantities of Hazardous Materials used in compliance with all Environmental Laws and in the ordinary course of business.

     (b) Borrower will notify Lender immediately upon Borrower=s becoming aware of (i) any actual, suspected or threatened violation of Environmental Laws with respect to the Property or with respect to any property in the vicinity of the Property, and (ii) any Environmental Activity with respect to the Property or with respect to any property in the vicinity of the Property. Borrower will promptly deliver to Lender copies of all documents delivered to or received by Borrower regarding the matters set forth in this subsection, including notices of Proceedings, or investigations or concerning Borrower=s status as a potentially responsible person. Borrower=s notification of Lender in accordance with the provisions of this subsection will not be deemed to excuse any Event of Default resulting from the violation or Environmental Activity that is the subject of the notice.

     (c) From time to time at Lender=s request, Borrower will deliver to Lender any information known and documents available to Borrower relating to the environmental condition of the Property.

     (d) Lender may perform an assessment of the environmental condition of the Property and of Borrower=s compliance with this Section at any time for reasonable cause or after an Event of Default. In connection with the assessment: (i) Lender may enter and inspect the Property and perform tests of the air, soil, ground water and building materials; (ii) Borrower will cooperate and use best efforts to cause tenants and other occupants of the Property to cooperate with Lender; (iii) Borrower will accept custody of and arrange for lawful disposal of any Hazardous Materials required to be disposed of as a result of the tests; (iv) Lender will have no liability to Borrower with respect to the results of the assessment except for Lender=s negligence or willful misconduct; and (v) Lender will not be responsible for any damage to the Property resulting from the negligence or other misconduct of Lender=s consultants in performing the tests described in this subsection. Upon request by Borrower, Lender will cause its consultants to provide to Borrower certificate of insurances evidencing liability coverage prior to commencement of work at the Property by such consultant(s).

     (e) If Lender has reasonable cause to believe that there is Environmental Activity at the Property, Lender may elect in its sole discretion to release from the lien of this Mortgage any portion of the Property affected by such Environmental Activity.




                                    ARTICLE X
                               FINANCIAL REPORTING

     Section 10.1. Financial Reporting.

     (a) Borrower will deliver to Lender within 120 days after the close of each Fiscal Year, an annual, consolidating financial statement (the Annual Financial Statement) of the Borrower for the preceding Fiscal Year, which will include a reasonably detailed balance sheet, statements of income and expenses, changes in partners= capital and cash flow for such Fiscal Year, including comparative statements from the figures for the immediately preceding Fiscal Year. Each Annual Financial Statement will be:

     (i) audited by a CPA;

     (ii) accompanied by an opinion of the CPA that, in all material respects, the Annual Financial Statement fairly presents the financial position of the Borrower;

     (iii) prepared in accordance with GAAP consistently applied.

     (b) Borrower will deliver to Lender within 90 days after the close of each Fiscal Year a certificate of Borrower disclosing any contracts with affiliates of Borrower in connection with the Property.

     (c) If Lender requests, Borrower will deliver to Lender within 10 days after Borrower=s receipt from the Hotel Operator, an income and expense statement for the Property certified by Borrower for each 4-week accounting period of Borrower.

     (d) If Lender requests, Borrower will deliver to Lender within 15 Business Days of the request:

     (i) a Certified Rent Roll prepared not more than 5 Business Days before delivery; and

     (ii) an income and expense statement for the Property certified by Borrower and prepared for the period requested by Lender or, if not specified, then for the period commencing the later of the beginning of the Fiscal Year in which the request is made or the date of the last certified income and expense statement delivered to Lender and continuing through the last day of the four week accounting period preceding the request.

     (e) Borrower will deliver to Lender promptly any other information with respect to the operation and management of Borrower and the Property as Lender may request from time to time.

     (f) Borrower will keep full and accurate Financial Books and Records for each Fiscal Year. Borrower will permit Lender or Lender=s accountants or auditors to inspect or audit the Financial Books and Records from time to time and with reasonable notice. Borrower will maintain the Financial Books and Records for each Fiscal Year for not less than 3 years after the date Borrower delivers to Lender the Annual Financial Statement and the other financial certificates, statements and information to be delivered to Lender for the Fiscal Year. Financial Books and Records will be maintained at either the Property or Borrower=s address set forth in the section entitled Notices or at any other location as may be approved by Lender.

     Section 10.2. Waiver. Borrower hereby waives any defense or right of offset to the Obligations, and any claim or counterclaim against Lender, arising out of any discussions between Borrower and Lender regarding any Hotel Operating Plan or revised Hotel Operating Plan delivered to Lender or the resolution of any disagreements relating to the Hotel Operating Plan or revised Hotel Operating Plan, including, without limitation, any such defense, right of offset, claim or counterclaim alleging in substance, that by virtue of such delivery, discussions or resolution, Lender has interfered with, influenced or controlled Borrower or the operations at the Property.




                                   ARTICLE XI
                           EXPENSES AND DUTY TO DEFEND

     Section 11.1. Payment of Expenses11.1. Payment of Expenses.

     (a) Except as otherwise set forth in the Loan Documents, Borrower will pay all expenses incurred by Lender or otherwise payable in connection with the Loan, the Property or Borrower, including expenses relating to (i) the preparation, execution, acknowledgment, delivery and recording or filing of the Loan Documents; (ii) any Proceeding; (iii) any inspection, assessment, survey and test required to be paid by Borrower under the Loan Documents; (iv) any Destruction Event; (v) the preservation of Lender=s security, the exercise of any rights or remedies available at Law or in equity and the exercise of the Remedies. Lender=s expenses will include Lender=s attorneys= fees.

     (b) Borrower will pay all expenses relating to the Loan, together with any applicable interest, premiums or penalties, when due or immediately on demand. If Lender pays any expenses relating to the Loan following Borrower=s failure to pay such expenses, the amount paid will bear interest at the Default Interest Rate from the date of demand for payment through and including the date Borrower reimburses Lender and will be secured by this Mortgage.

     Section 11.2. Duty to Defend. If Lender or any of its trustees, officers, participants, employees or affiliates is a party in any Proceeding relating to the Property, Borrower or the Loan, Borrower will defend and hold harmless the party with attorneys and other professionals retained by Borrower and approved by Lender; provided, however, that Borrower shall not be responsible for any such fees in a Proceeding in which the final determination is that Lender was solely liable as a result of its own gross negligence or willful misconduct. At its option, Lender may engage its own attorneys and other professionals, at Borrower=s expense, to defend or assist in the defense of the party. In all events, case strategy will be determined by Lender if Lender so elects, and no Proceeding will be settled without Lender=s prior approval which may be withheld in its sole discretion.




                                   ARTICLE XII
                        TRANSFERS LIENS AND ENCUMBRANCES

     Section 12.1. Prohibitions on Transfers, Liens and Encumbrances...

     (a) Borrower acknowledges that in making the Loan, Lender is relying to a material extent on the business expertise and net worth of Borrower and Borrower=s general partner or principals and on the continuing interest that each of them has, directly or indirectly, in the Property. Accordingly, except as specifically set forth in this Mortgage, Borrower (i) will not, and will not permit its general partner or principals to, effect a Transfer without Lender=s prior approval, which may be withheld in Lender=s sole discretion and (ii) will keep the Property free from all liens and encumbrances other than the lien of this Mortgage and the Permitted Exceptions. A Transfer is defined as any sale, grant, lease (other than bona fide third-party space leases with tenants), conveyance, assignment or other transfer of, or any encumbrance or pledge against, the Property, any interest in the Property, any interest of Borrower=s partners, members, stockholders or principals in the Property, or any change in Borrower=s composition, in each instance whether voluntary or involuntary, direct or indirect, by operation of law or otherwise and including the grant of an option or the execution of an agreement relating to any of the foregoing matters.

     (b) Borrower represents, warrants and covenants that:

     (i) Borrower is a Delaware limited partnership whose sole general partner is Hotel Properties Management, Inc., a Delaware corporation that owns 1.04% of the partnership interests in Borrower, and Borrower=s remaining limited partners own 98.96% of the partnership interests in Borrower as follows:

               MHP Acquisition Corporation             47.00%
               Outside Limited Partners                51.96%

     Outside  Limited  Partners  means  limited   partners   who/which  are  not
Affiliates (as defined below) of Host Marriott Corporation.

     (ii) Upon Lender=s request, Borrower shall deliver to Lender, Borrower=s partnership documents and other evidence of its composition and control.

     Section 12.2. Permitted Transfers. Notwithstanding the prohibitions regarding Transfers, limited partnership interests in the Borrower owned by anyone other than an Affiliate (as defined below) may be freely transferred without Lender=s prior approval. Partnership interests owned by an Affiliate may be transferred to any other Affiliate. For purposes of this Section 12.2, an Affiliate or Affiliates shall mean (A) Host Marriott Corporation, a Delaware corporation, (B) any person a majority of the voting stock (or other ownership interests) of which is owned or controlled by Host Marriott Corporation, and (C) any person a majority of the voting stock (or other ownership interests) of which is owned or controlled by Host Marriott Corporation and a person described in the foregoing clause (B). For purposes of the foregoing, control shall mean the possession of the power to direct or cause the direction of the management or policies of a person whether through ownership of voting securities, contract or otherwise.

     Section 12.3. Right to Contest Liens. Borrower, at its own expense, may contest the amount, validity or application, in whole or in part, of any mechanic=s, materialmen=s or environmental liens in which event Lender will refrain from exercising any of the Remedies, provided that the following conditions are met:

     (i) Borrower delivers to Lender, within 30 days of the filing of the lien, notice of the proposed contest;

     (ii) the contest is by a Proceeding promptly initiated and conducted in good faith and with due diligence;

     (iii) there is no Event of Default other than an Event of Default in connection with the lien;

     (iv) the Proceeding suspends enforcement of collection, imposition of criminal penalties and sale or forfeiture of the Property;

     (v) the Proceeding is permitted under and is conducted in accordance with the provisions of any Property Document;

     (vi) Borrower sets aside and pledges to Lender adequate reserves to pay the claim giving rise to the lien, together with all interest and penalties, unless Borrower pays under protest the claim giving rise to the lien or delivers to Lender a bond satisfactory to Lender;

     (vii) With respect to an environmental lien, Borrower is using best efforts to mitigate or prevent any deterioration of the Property resulting from the alleged violation of any Environmental Laws or the alleged Environmental Activity.




                                  ARTICLE XIII
              ADDITIONAL REPRESENTATIONS, WARRANTIES AND COVENANTS

     Section 13.1. Further Assurances. Borrower will execute, acknowledge and deliver to Lender or to any other entity Lender designates any additional or replacement documents and perform any additional actions that Lender determines are reasonably necessary to evidence, perfect or protect Lender=s first lien on and prior security interest in the Property or to carry out the intent or facilitate the performance of the provisions of the Loan Documents.

     Section 13.2.Estoppel Certificates.

     (a) Within 10 days of Lender=s request, Borrower will deliver to Lender or to any entity Lender designates a certificate certifying (i) the original principal amount of the Note; (ii) the unpaid principal amount of the Note;
(iii) the Fixed Interest Rate; (iv) the amount of the then current Debt Service Payments; (v) the Maturity Date; (vi) the date a Debt Service Payment was last made; (vii) that, except as may be disclosed in the statement, there are no defaults or events which, with the passage of time or the giving of notice, would constitute an Event of Default; (viii) that the Loan Documents are valid, legal and binding obligations and have not been modified except as disclosed in the statement; and (ix) there are no offsets or defenses against the Obligations except as may be disclosed in the statement.

     (b) If Lender requests, Borrower promptly will use all reasonable efforts to deliver to Lender or to any entity Lender designates a certificate from each party to any Property Document, certifying that the Property Document is in full force and effect with no defaults or events which, with the passage of time or the giving of notice, would constitute an event of default under the Property Document by any party and that the party claims no defense or offset against the performance of its obligations under the Property Document.

     (c) If Lender requests, Borrower will use all reasonable efforts to deliver to Lender or to any entity designated by Lender, promptly after the request, a certificate from the Hotel Operator(s) certifying to any facts regarding the Hotel Operating Agreement as Lender may reasonably require, including that the Hotel Operating Agreement is in full force and effect with no defaults or events which, with the passage of time or the giving of notice, would constitute an event of default under the Hotel Operating Agreement by any party that the Hotel Operator(s) claim(s) no defense or offset against the performance of its obligations under the Hotel Operating Agreement.

     Section 13.3. Credit Enhancements. Borrower will maintain in good standing all credit enhancements delivered to Lender in connection with the Loan throughout the Term or such shorter period as Borrower and Lender may have agreed to in writing. Credit enhancements include any letters of credit, pledges, guarantees or indemnities delivered to Lender in connection with the Loan but excluding any letters of credit, promissory notes or cash deposits delivered to Lender as good faith or standby fees in connection with Lender=s agreement to make the Loan. If the provider of any credit enhancement document becomes insolvent, commences or is the subject of a Proceeding in bankruptcy or ceases to exist, Borrower will deliver to Lender within 5 Business Days of the date insolvency is known, the Proceeding in bankruptcy is filed or the cessation occurs, a replacement credit enhancement document from an alternate provider satisfactory to Lender, in form and content substantially similar to the credit enhancement document being replaced and otherwise satisfactory to Lender.

     Section 13.4. Sale/Leaseback. If Borrower sells the Property and the Property is leased back to Borrower and this Mortgage is subordinate to any Leases or if Lender entered into non-disturbance agreements with respect to any Leases, then the lease to Borrower and any deed to secure debt or mortgage encumbering the lease will be subordinate to the Leases or non-disturbance agreements will be entered into with respect to the Leases.




                                   ARTICLE XIV
                              DEFAULTS AND REMEDIES

     Section 14.1. Events of Default. The term Event of Default means the occurrence of any of the following events:

     (a) if Borrower fails to pay any amount due, as and when required, under any Loan Document and the failure continues for a period of 5 days, or if Borrower fails to pay the Loan in full on the Maturity Date;

     (b) if Borrower makes an assignment for the benefit of creditors or generally is not paying, or is unable to pay, or admits in writing its inability to pay, its debts as they become due;

     (c) if Borrower makes a general assignment for the benefit of creditors or if Borrower or any other party commences any Proceeding (A) relating to bankruptcy, insolvency, reorganization, conservatorship or relief of debtors, in each instance with respect to Borrower; (B) seeking to have an order for relief entered with respect to Borrower; (C) seeking attachment, distraint or execution of a judgment with respect to Borrower; (D) seeking to adjudicate Borrower as bankrupt or insolvent; (E) seeking reorganization, arrangement, adjustment, winding-up, liquidation, dissolution, composition or other relief with respect to Borrower or Borrower=s debts; or (F) seeking appointment of a receiver, trustee, custodian, conservator or other similar official for Borrower or for all or any substantial part of Borrower=s assets, provided that if the Proceeding is commenced by a party other than Borrower, Borrower will have 120 days to dismiss or discharge the Proceeding;

     (d) if Borrower is in default beyond any applicable grace and cure period under any other mortgage, deed of trust, deed to secure debt or other security agreement encumbering the Property, whether junior or senior to the lien of this Mortgage;

     (e) an event of default by Borrower beyond any applicable grace and cure period under the Hotel Operating Agreement;

     (f) if a Transfer occurs except in accordance with the provisions of this Mortgage;

     (g) if Borrower abandons the Property or ceases to conduct its business at the Property other than in connection with a Destruction Event;

     (h) if there is a default in the performance of any other provision of any Loan Document or if there is any inaccuracy or falsehood in any representation or warranty contained in any Loan Document which is not remedied within 30 days after Borrower receives notice thereof from Lender, provided that if the default, inaccuracy or falsehood is of a nature that it cannot be cured within the 30-day period and during that period Borrower commences to cure, and thereafter diligently continues to cure, the default, inaccuracy or falsehood, then the 30-day period will be extended for a reasonable period not to exceed 180 days after the notice to Borrower.

     Section 14.2. Remedies.

     (a) If an Event of Default occurs, Lender may take any of the following actions without notice or demand, as it deems advisable to protect and enforce its rights against Borrower and in and to the Property, including, the following actions, each of which may be pursued concurrently or otherwise, at such time and in such order as Lender may determine, in its sole discretion and without impairing or otherwise affecting the other rights and remedies of Lender (the Remedies):

     (i) declare all or any portion of the Monetary Obligations immediately due and payable (Acceleration);

     (ii) pay or perform any Obligation;

     (iii)   institute  a  Proceeding  for  the  specific   performance  of  any
Obligation;

     (iv) enter on the Land and Improvements, take possession of the Property, dispossess Borrower and exercise Borrower=s rights with respect to the Property, either in Borrower=s name or otherwise;

     (v) apply for the appointment of a receiver, custodian, trustee, liquidator or conservator of the Property to be vested with the fullest powers permitted by Law, without bond being required, which appointment may be made ex parte, as a matter of right and without regard to the value of the Property, the amount of the Monetary Obligations or the solvency of Borrower or any other person liable for the payment or performance of the Obligations;

     (vi) institute a Proceeding for the foreclosure of this Mortgage;

     (vii) with or without entry, to the extent permitted and pursuant to the procedures provided by applicable law, institute proceedings for the partial foreclosure of this Mortgage for the portion of the Monetary Obligations then due and payable, subject to the continuing lien of this Mortgage for the balance of the Monetary Obligations not then due;

     (viii) exercise any and all rights and remedies granted to a secured party under the Uniform Commercial Code; and

     (ix) pursue any other remedy available to Lender at Law, in equity or otherwise.

     (b) If an Event of Default occurs, the license granted to Borrower in the Loan Documents to collect Rents and Hotel Revenues or receive Owner=s Distributions will terminate automatically without any action required of Lender.

     Section 14.3. General Provisions Pertaining to Remedies.

     (a) The Remedies are cumulative and may be pursued concurrently or otherwise, at such time and in such order as Lender may determine in its sole discretion and without presentment, demand, protest or further notice of any kind, all of which are expressly waived by Borrower.

     (b) The enumeration in the Loan Documents of specific rights or powers will not be construed to limit any general rights or powers or impair Lender=s rights with respect to the Remedies.

     (c) If Lender exercises any of the Remedies, Lender will not be deemed a mortgagee-in-possession unless it is in actual possession of the Property.

     (d) Lender will not be liable for any act or omission of Borrower in connection with the exercise of the Remedies.

     (e) Lender=s right to exercise any Remedy will not be impaired by Lender=s delay in exercising or failure to exercise the Remedy in one or more instances and will not be construed as extending any cure period or constitute a waiver of the default or Event of Default.

     (f) If an Event of Default occurs, Lender=s payment or performance or acceptance of payment or performance will not be deemed a waiver or cure of the Event of Default.

     (g) Lender=s acceptance of partial payment will not extend or affect any grace period or constitute a waiver of a default or Event of Default or affect or rescind an Acceleration but will be credited against the unpaid Monetary Obligations.

     (h) Lender may rescind any Acceleration by delivery of notice thereof to Borrower.

     Section 14.4. General Provisions Pertaining to Agreement-in-Possession or Receiver.

     (a) If an Event of Default occurs, any court of competent jurisdiction may, upon application, appoint a receiver of the Property and Borrower approves the appointment of the receiver. Borrower agrees that the appointment may be made ex parte and as a matter of right to Lender, either before or after sale of the Property, without further notice, and without regard to the solvency or insolvency, at the time of application for such receiver, of the person or persons, if any, liable for the payment of the Monetary Obligations and without regard to the value of the Property or whether the Property is occupied as a homestead and without bond being required of the applicant.

     (b) The receiver will have all the powers that may be necessary or that are usual in similar cases for the protection, possession and operation of the Property and all the powers and duties of Lender as a mortgagee-in-possession as provided in this Mortgage and may continue to exercise all the usual powers and duties until the date of confirmation of sale of the Property, unless the receivership is terminated prior to the sale.

     (c) In addition to all other available rights Lender or the receiver may have and in addition to the Remedies, Lender or the receiver may take any of the following actions:

     (i) take possession and control of the Property;

     (ii) require Borrower to deliver to Lender or the receiver all security deposits, the Books and Records and all original counterparts of the Leases, Hotel Operating Agreement and Property Documents in the possession of Borrower;

     (iii) collect, sue for and give receipts for the Rents and, after paying all expenses of collection, including reasonable receiver=s, broker=s and attorney=s fees, apply the net collections as provided in this Mortgage;

     (iv) make, modify, enforce, terminate or accept surrender of Leases and evict tenants;

     (v) appear in and defend any Proceeding brought in connection with the Property and bring any Proceeding, in the name and on behalf of Borrower, that Lender, in its sole discretion, determines should be brought to protect the Property and Lender=s interest in the Property; and

     (vi) perform any act in the place of Borrower that Lender or the receiver deems necessary to preserve the value, marketability or rentability of the Property, to increase the income or to protect Lender=s interest in the Property.

     Section 14.5. General Provisions Pertaining to Foreclosures. The following provisions will apply to any Proceeding to foreclose and to any sale of the Property pursuant to a judgment of foreclosure:

     (i) Lender=s right to institute a Proceeding to foreclose will not be exhausted by a Proceeding or a sale that is defective or not completed;

     (ii) a sale pursuant to a judgment of foreclosure and sale may be postponed or adjourned by public announcement at the time and place appointed for the sale without further notice;

     (iii) the Property may be sold as an entirety or in parcels, at one or more sales, at the time and place and on terms that Lender deems expedient in its sole discretion;

     (iv) if a portion of the Property is sold pursuant to this Article, the Loan Documents will remain in full force and effect with respect to any unmatured portion of the Obligations and this Mortgage will continue as a valid and enforceable first lien on and security interest in the remaining portion of the Property, subject only to the Permitted Exceptions, without loss of priority and without impairment of any of Lender=s rights and remedies with respect to the unmatured portion of the Obligations;

     (v) Lender may bid for and acquire the Property at a sale and, in lieu of paying cash, may credit the amount of Lender=s bid against the Obligations after deducting from the amount of Lender=s bid the expenses of the sale, costs of enforcement and other amounts that Lender is authorized to deduct at Law, in equity or otherwise; and

     (vi) Lender=s receipt of the proceeds of a sale will be sufficient consideration for the portion of the Property sold and Lender will apply the proceeds as set forth in this Mortgage.

     Section 14.6. Application of Proceeds. Lender may apply the proceeds of any sale of the Property pursuant to a judgment of foreclosure and sale and any other amounts collected by Lender in connection with the exercise of the Remedies to payment of the Monetary Obligations in such priority and proportions as Lender may determine in its sole discretion or in such priority and proportions as required by Law.

     Section 14.7. Tenant Holding Overenant Holding Over. As long as the Monetary Obligations remain unpaid, possession of the Property by Borrower, or any person claiming under Borrower, is as tenant under Lender. If the Property is sold in foreclosure, Borrower and any person claiming possession under Borrower will, at the option of the purchaser at such sale, become tenants holding over and will deliver possession immediately to the purchaser, or be summarily dispossessed in accordance with Laws applicable to tenants holding over, provided that if the Property is sold in foreclosure, Lender may, at its option, sell the Property at the sale subject to any Leases Lender designates in any advertisement of sale required under this Mortgage or by Law.




                                   ARTICLE XV
                             LIMITATION OF LIABILITY

     Section 15.1. Limitation of Liability.

     (a) Notwithstanding any provision in the Loan Documents to the contrary, except as set forth in subsections (b) and (c), the Obligations shall be non-recourse to Borrower and its partners, Borrower and its partners shall have no personal liability for any monetary damages or money judgment arising out of any failure to perform the Obligations, and in the event of Acceleration after an Event of Default, if Lender seeks to enforce the collection of the Monetary Obligations, Lender will foreclose on the Property and any other collateral held by Lender. If a lesser sum is realized from a foreclosure and sale of the Property, than the then outstanding Monetary Obligations, Lender will not institute any Proceeding against Borrower or its partners for or on account of the deficiency, except as set forth in subsections (b) and (c), provided, however, Lender may seek a deficiency judgment in connection with any foreclosure or sale upon foreclosure in order to preserve Lender=s ability to realize on any other portion of the Property that is not subject to the particular foreclosure or sale by foreclosure, provided further Lender may not enforce such deficiency judgment except against the remaining Property.

     (b) The limitation of liability in subsection (a) will not affect or impair
(i) the lien created by this Mortgage; (ii) the validity of the Obligations or the Loan Documents; (iii) Lender=s rights under any Loan Document that are expressly recourse or any of Lender=s other rights or remedies under the Loan Documents, at law or in equity; (iv) Lender=s right to present, collect on or otherwise enforce any letter of credit or other credit enhancement held by Lender in connection with the Obligations; or (v) Borrower=s liability for all Indemnified Expenses (defined in the Environmental Indemnity dated of even date with this Mortgage held by Lender) imposed on, incurred by, or asserted or awarded against Lender.

     (c) The following are excluded and excepted from the limitation of liability in subsection (a) and Lender may recover personally against Borrower for the following:

     (i) all losses suffered and liabilities and expenses incurred by Lender relating to any fraud or intentional misrepresentation by Borrower or any of Borrower=s general partners in connection with (A) the performance of any of Lender=s conditions to making the Loan; (B) any inducements to Lender to make the Loan; (C) the execution and delivery of the Loan Documents; (D) the making of any representations or warranties; or (E) Borrower=s performance of the Obligations;

     (ii) all Rents derived from the Property after a default under the Loan Documents and all moneys that, on the date a default occurs, are on deposit in one or more accounts used by or on behalf of Borrower relating to the operation of the Property, except to the extent properly applied to payment of Debt
Service Payments, Impositions, Insurance Premiums, and any reasonable and customary expenses incurred by Borrower in the operation, maintenance and leasing of the Property or delivered to Lender;

     (iii) all security deposits held by Borrower and not refunded to Tenants, applied in accordance with the Leases or Law or delivered to Lender, and all advance rents collected by Borrower and not applied in accordance with the Leases or delivered to Lender;

     (iv) the replacement cost of any Fixtures and Personal Property removed by Borrower or at its instruction from the Property after a default occurs;

     (v) all losses suffered and liabilities and expenses incurred by Lender relating to any acts or omissions by Borrower that result from Waste;

     (vi) all protective advances and other payments made by Lender pursuant to express provisions of the Loan Documents to protect Lender=s security interest in the Property, but only to the extent that the Rents and Hotel Revenues received after the Event of Default would have been sufficient to permit Borrower to make the payment and Borrower failed to do so;

     (vii) all mechanic=s or similar liens relating to work performed on or materials delivered to the Property prior to a foreclosure sale of the Property, but only to the extent Lender had advanced funds to pay for the work or materials;

     (viii) all Proceeds that are not applied in accordance with this Mortgage or not paid to Lender as required under this Mortgage;

     (ix) all losses suffered and liabilities and expenses incurred by Lender relating to forfeiture or threatened forfeiture of the Property by the Government pursuant to the Racketeer Influenced and Corrupt Organizations Act or any similar Laws;

     (x) all losses suffered and liabilities and expenses incurred by Lender relating to any default by Borrower under any of the provisions of this Mortgage relating to ERISA;

     (xi) all losses suffered and liabilities and expenses incurred by Lender relating to or resulting from the failure to pay intangibles or documentary stamp taxes which may be required on the Loan; and

     (x) all losses suffered and liabilities and expenses incurred by Lender relating to a defect in title resulting from the encroachment of the Hotel on the access and utility easements benefitting Sabal Palms Condominiums; provided, however, that this subsection (x) shall cease and be of no further force or effect upon relocation of such easements to the current location of the road and utility lines servicing such property.

     (d) Nothing in subparagraph (a) above will be deemed (i) to be a waiver of any right which Lender may have under any bankruptcy law of the United States or the State of Florida to file a claim for the full amount of the Loan or to require that all of the collateral securing the Loan will continue to secure all of the Obligations; (ii) to impair the right of Lender as mortgagee or secured party to commence an action to foreclose any lien or security interest or sell the Property; or (iii) to modify, diminish or discharge the liability of any guarantor under any guaranty. Nothing under subparagraph (a) above will be deemed to be a waiver of any right which Lender may have under Section 506(a), 506(b), 1111(b) or any other provisions of the U.S. Bankruptcy Code to file a claim for the full amount of the Obligations or to require that all collateral shall continue to secure all of the Obligations owing to Lender in accordance with the Loan Documents.




                                   ARTICLE XVI
                                     WAIVERS

     Section 16.1. Waiver of Statute of Limitations. BORROWER WAIVES THE RIGHT TO CLAIM ANY STATUTE OF LIMITATIONS AS A DEFENSE TO BORROWER=S PAYMENT AND PERFORMANCE OF THE OBLIGATIONS.

     Section 16.2. Waiver of Notice. BORROWER WAIVES THE RIGHT TO RECEIVE ANY NOTICE FROM LENDER WITH RESPECT TO THE LOAN DOCUMENTS EXCEPT FOR THOSE NOTICES THAT LENDER IS EXPRESSLY REQUIRED TO DELIVER PURSUANT TO THE LOAN DOCUMENTS.

     Section 16.3. Waiver of Marshalling and Other Matters. BORROWER WAIVES THE BENEFIT OF ANY RIGHTS OF MARSHALLING OR ANY OTHER RIGHT TO DIRECT THE ORDER IN WHICH ANY OF THE PROPERTY WILL BE SOLD, AVAILABLE TO ANY ENTITY IF THE PROPERTY IS SOLD PURSUANT TO A JUDGMENT OF FORECLOSURE AND SALE. BORROWER ALSO WAIVES THE BENEFIT OF ANY LAWS RELATING TO APPRAISEMENT, VALUATION, STAY, EXTENSION, REINSTATEMENT, MORATORIUM, HOMESTEAD AND EXEMPTION RIGHTS OR A SALE IN INVERSE ORDER OF ALIENATION AND ANY RIGHT BORROWER MAY HAVE TO REQUIRE LENDER TO OBTAIN ANY BOND.

     Section 16.4. Waiver of Trial by Jury. BORROWER WAIVES TRIAL BY JURY IN ANY PROCEEDING BROUGHT BY, OR COUNTERCLAIM ASSERTED BY, LENDER RELATING TO THE LOAN.

     Section 16.5. Waiver of Counterclaim. BORROWER WAIVES THE RIGHT TO ASSERT A COUNTERCLAIM, OTHER THAN COMPULSORY OR MANDATORY COUNTERCLAIMS, IN ANY PROCEEDING LENDER BRINGS AGAINST BORROWER RELATING TO THE LOAN, INCLUDING ANY PROCEEDING TO ENFORCE REMEDIES.

     Section 16.6. General Waiver. BORROWER ACKNOWLEDGES THAT (A) BORROWER AND BORROWER=S PARTNERS, MEMBERS OR PRINCIPALS ARE KNOWLEDGEABLE BORROWERS OF
COMMERCIAL FUNDS AND EXPERIENCED REAL ESTATE DEVELOPERS OR INVESTORS WHO HAVE READ AND UNDERSTAND FULLY THE EFFECT OF THE ABOVE PROVISIONS, (B) LENDER WOULD NOT MAKE THE LOAN WITHOUT THE PROVISIONS OF THIS ARTICLE AND (C) THE LOAN IS A COMMERCIAL OR BUSINESS LOAN UNDER THE LAWS OF THE STATE OF FLORIDA, NEGOTIATED BY LENDER AND BORROWER AND THEIR RESPECTIVE ATTORNEYS AT ARMS LENGTH. THE FOREGOING ACKNOWLEDGMENT IS MADE WITH THE INTENT THAT LENDER AND ANY SUBSEQUENT HOLDER OF THE NOTE WILL RELY ON THE ACKNOWLEDGMENT.




                                  ARTICLE XVII
                                     NOTICES

     Section 17.1......Notices.  All acceptances,  approvals, consents, demands, notices, requests and other communications (the Notices) required or permitted to be given under the Loan Documents must be in writing and sent by certified mail, return receipt requested or by nationally recognized overnight delivery service providing evidence of the date of delivery, with all charges prepaid, addressed to the appropriate party at its address listed below:

         If to Lender:     .........First Fidelity Mortgage Corporation
                                    Two Ravinia Drive, Suite 1600
                                    Atlanta, Georgia 30346
                                    Attn: Mr. J. Kell Martin

         With copies to:   .........Teachers Insurance and Annuity
                                        Association of America
                                    730 Third Avenue
                                    New York, New York  10017
                                    Attention:  Director, Portfolio
                                        Management/Southeast
                                    Application #FL 887
                                    Mortgage #000404700

                                    Teachers Insurance and Annuity
                                        Association of America
                                    730 Third Avenue
                                    New York, New York  10017
                                    Attention:  Vice President and Chief
                                        Counsel - Mortgage & Real Estate Law
                                    Application #FL 887
                                    Mortgage #000404700

                                    John Hancock Mutual Life Insurance Company
                                    200 Clarendon Street
                                    John Hancock Place
                                    Boston, Massachusetts 02117
                                    Attn: Mr. David Henderson
                                    Application # 517092

                                    John Hancock Mutual Life Insurance Company
                                    200 Clarendon Street
                                    John Hancock Place
                                    Boston, Massachusetts 02117
                                    Attn: Thomas S. O=Keefe, Esq.
                                    Application # 517092

                                    Sutherland, Asbill & Brennan LLP
                                    Suite 2300, 999 Peachtree Street
                                    Atlanta, Georgia 30309
                                    Attn:  H. Edward Hales, Jr.

         If to Borrower:   .........Marriott Hotel Properties
                                        Limited Partnership
                                    c/o Host Marriott Corporation
                                    10400 Fernwood Road
                                    Bethesda, Maryland  20817
                                    Attention:  Law Department, 923

         with a copy to:            Host Marriott Corporation
                                    10400 Fernwood Road
                                    Bethesda, Maryland  20817
                                    Attention: Asset Management Department, 908

     Lender and Borrower each may change from time to time the address to which Notices must be sent, by notice given in accordance with the provisions of this Section. All Notices given in accordance with the provisions of this Section will be deemed to have been given 3 Business Days after having been deposited in any mail depository regularly maintained by the United States postal service, if sent by certified mail, or 1 Business Day after having been deposited with a nationally recognized overnight delivery service, if sent by overnight delivery.




                                  ARTICLE XVIII
                                  MISCELLANEOUS

     Section 18.1. Applicable Law. This Mortgage is deemed to be a contract entered into pursuant to the Laws of the State of Florida and will in all respects be governed, construed, applied and enforced in accordance with the Laws of the State of Florida.

     Section 18.2. Limitations of Law. All obligations, rights, remedies and waivers contained in the Loan Documents will be construed as being limited to the extent required by Law.

     Section 18.3. Usury Limitations. Borrower and Lender intend to comply with all Laws with respect to the charging and receiving of interest. Any amounts charged or received by Lender for the use or forbearance of the Principal, to the extent permitted by Law will be amortized and spread throughout the Term until payment in full so that the rate or amount of interest charged or received by Lender on the Principal does not exceed the maximum rate of interest, if any, permitted by law to be charged with respect to the Loan (the Maximum Interest
Rate). If any amount charged or received under the Loan Documents that is deemed to be interest is determined to be in excess of the amount permitted to be charged or received at the Maximum Interest Rate, the excess will be deemed to be a prepayment of Principal when paid, without premium, and any portion of the excess not capable of being so applied will be refunded to Borrower.

     Section 18.4. Lender=s Discretion. Wherever under this Mortgage Lender has the right to approve or determine any matter, Lender=s approval or determination will be in Lender=s reasonable discretion unless expressly provided to the contrary. Wherever under this Mortgage any matter is required to be satisfactory to Lender, Lender=s determination that the matter is satisfactory will be in Lender=s reasonable discretion unless expressly provided to the contrary.

     Section 18.5. Unenforceable Provisions. If any provision in the Loan Documents is found to be illegal or unenforceable or would operate to invalidate and Loan Document, then the provision will be deemed expunged and the Loan Documents will be construed as though the provision was not contained in the Loan Documents and the remainder of the Loan Documents will remain in full force and effect.

     Section 18.6. Survival of Borrower=s Obligations. Borrower=s representations, warranties and covenants contained in this Mortgage will continue in full force and effect and survive (i) satisfaction of the Obligations; (ii) release of the lien of this Mortgage; (iii) assignment or other transfer of all or any portion of Lender=s interest in the Loan Documents or the Property; (iv) Lender=s exercise of any of the Remedies or any of Lender=s other rights under the Loan Documents; (v) a Transfer; (vi) amendments to the Loan Documents; and (vii) any other act or omission that might otherwise be construed as a release or discharge of Borrower. Notwithstanding the foregoing, nothing contained in this Section shall be construed to obligate Borrower to continue to make payments of principal and interest under the Note from and after the satisfaction thereof, whether by payment, foreclosure, or otherwise.

     Section 18.7. No Third Party Beneficiaries.

     (a) Lender is not a partner of or joint venturer with Borrower or any other entity as a result of the Loan or Lender=s rights under the Loan Documents. Each Loan Document is an agreement between the parties to that Loan Document for the mutual benefit of the parties and no entities other than the parties to that Loan Document will be a third party beneficiary or will have any claim against Lender or Borrower by virtue of the Loan Document. Any actions taken by Lender under the Loan Documents will be taken for Lender=s protection only, and Lender has not and will not be deemed to have assumed any responsibility to Borrower or to any other entity by virtue of Lender=s actions.

     (b) All conditions to Borrower=s performance of its obligations under the Loan Documents are imposed solely for the benefit of Lender. No entity other than Lender will have standing to require satisfaction of the conditions in accordance with their provisions or will be entitled to assume that Lender will refuse to perform its obligations in the absence of strict compliance with any of the conditions.

     Section 18.8. Partial Releases, Extensions, Waivers. Lender may: (i) release any part of the Property or any entity obligated for the Obligations;
(ii) extend the time for payment or performance of any of the Obligations or otherwise amend the provisions for payment or performance by agreement with any entity that is obligated for the Obligations or that has an interest in the Property; (iii) accept additional security for the payment and performance of the Obligations; and (iv) waive any entity=s performance of an Obligation or waive the exercise of any Remedy. Lender may exercise any of the foregoing rights without notice, without regard to the amount of any consideration given, without affecting the priority of this Mortgage, without releasing any entity not specifically released from its obligations under the Loan Documents, without releasing any guarantor(s) or surety(ies) of the Obligations, without effecting a novation of the Loan Documents and, with respect to a waiver, without waiving future performance of the Obligation or exercise of the Remedy waived.

     Section 18.9. Service of Process. Borrower irrevocably consents to service of process by registered or certified mail, postage prepaid, return receipt requested, to Borrower at its address set forth in the Article entitled Notices.

     Section 18.10. Entire Agreement. Oral agreements or commitments to lend money, to extend credit or to forbear from enforcing repayment of a debt, including promises to extend or renew the debt, are not enforceable. Any agreements between Borrower and Lender relating to the Loan are contained in the Loan Documents, which contain the complete and exclusive statement of the agreements between Borrower and Lender, except that Borrower and Lender may later agree in writing to amend the Loan Documents.

     Section 18.11. No Oral Amendment. The Loan Documents may not be amended, waived or terminated orally or by any act or omission made individually by Borrower or Lender but may be amended, waived or terminated only by a written document signed by the party against which enforcement of the amendment, waiver or termination is sought.

     Section 18.12. Severability. The invalidity, illegality or unenforceability of any provision of any of the Loan Documents will not affect any other provisions of the Loan Documents, which will be construed as if the invalid, illegal or unenforceable provision never had been included.

     Section 18.13. Covenants Run With The Land. All of the covenants of this Mortgage run with the Land.

     Section 18.14. Time of the Essence. Time is of the essence with respect to Borrower=s payment and performance of the Obligations.

     Section 18.15. Subrogation. If the Principal or any other amount advanced by Lender is used directly or indirectly to pay off, discharge or satisfy all or any part of an encumbrance affecting the Property, then Lender is subrogated to the encumbrance and to any security held by the holder of the encumbrance, all of which will continue in full force and effect in favor of Lender as additional security for the Obligations.

     Section 18.16. Successors and Assigns. The Loan Documents bind the parties to the Loan Documents and their respective successors, assigns, heirs, administrators, executors, agents and representatives and inure to the benefit of Lender and its successors, assigns, heirs, administrators, executors, agents and representatives.

     Section 18.17. Duplicates and Counterparts. Duplicate counterparts of this Mortgage may be executed and each is deemed an original. This Mortgage may be executed in counterparts that together constitute a single document.

     IN WITNESS WHEREOF, Borrower has executed and delivered this Amended and Restated Mortgage, Deed to Secure Debt, Assignment, Security Agreement and Fixture Filing as of the date first set forth above.

Signed, sealed and delivered  MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP,
in the presence of:           a Delaware limited partnership

                              By       Hotel Properties Management, Inc.,
                                       a Delaware corporation
Name:
      --------------------
                              By:  /s/  James L. Franci
                              Print Name:  James L. Francis
                              Its Vice President
Name:
      --------------------



STATE OF
          --------------------------
COUNTY OF
          --------------------------

     The foregoing instrument was acknowledged before me this ___ day of December, 1997, by _________________________ as ____ President of Hotel
Properties Management, Inc., a Delaware corporation, as the sole general partner of Marriott Hotel Properties Limited Partnership, a Delaware limited partnership. He is personally known to me or has produced _________________________ as identification.


                                   Print Name:
                                   Notary Public
[NOTARY SEAL]                      My Commission Expires:









                                    EXHIBIT A
                                LEGAL DESCRIPTION

     A parcel of land lying within Sections 28, 33, and 34, Township 24 South, Range 28 East, Orange County, Florida, being more particularly described as follows:

     BEGINNING at Northwest corner of Section 34, Township 24 South, Range 28 East, Orange County, Florida; thence N89(Degree)56'22"E along the North line of said Section 34 for 1630.01 feet to the West line of Area "B", ROYAL PALMS CONDOMINIUM as recorded in Condominium Book 16, Page 144, Public Records Orange County, Florida; thence along the West line of said Area "B" the following four courses; thence S00(Degree)02'50"E for 50.24 feet; thence S76(Degree)36'22"W for
8.23 feet to the point of curvature of a curve concave Southeasterly; thence Southwesterly along the arc of said curve having a radius of 143.00 feet and a chord bearing of S54(Degree)54'19"W, through a central angle of 43(Degree)24'07" for 108.32 feet to the point of intersection with a non-tangent line; thence S89(Degree)56'22"W for 33.41 feet to the North-east corner of Area "G", ROYAL PALMS CONDOMINIUM as recorded in Condominium Book 15, Page 91, Public Records Orange County, Florida; thence continue S89(Degree)56'22"W along the North line of said Area "G" for 90.48 feet to the North-west corner of said Area "G"; thence S00(Degree)02'50"E along the West line of said Area "G" for 28.16 feet to the Northeast corner of Area "E", ROYAL PALMS CONDOMINIUM as recorded in Condominium Book 15, Page 91, Public Records Orange County, Florida; thence S89(Degree)59'31"W along the North line of said Area "E" for 49.28 feet to a point of intersection with a non-tangent curve concave Northwesterly; thence leaving said North line, run Southwesterly along the arc of said curve having a radius of 36.00 feet and a chord bearing of S39(Degree)39'27"W, through a central angle of 60(Degree)41'57" for 38.14 feet to the point of tangency; thence S70(Degree)00'25"W for 118.55 feet to the point of curvature of a curve concave Southeasterly; thence Southwesterly along the arc of said curve having a radius of 144.00 feet and a chord bearing of 47(Degree)39'07"W, through a central angle of 44(Degree)42'36" for 112.37 feet to the point of tangency; thence S25(Degree)17'49"W for 129.17 feet to the point of curvature of a curve concave Easterly; thence Southeasterly along the arc of said curve having a radius of 30.00 feet and a chord bearing of S19(Degree)46'19"E, through a central angle of 90(Degree)08'16" for 47.20 feet to the point of tangency; thence S64(Degree)50'27"E for 65.89 feet; thence S39(Degree)40'08"E for 2.35 feet to a point of intersection with a non-tangent curve concave Easterly; thence Southeasterly along the arc of said curve having a radius of 21.33 feet and a chord bearing of S22(Degree)00'08"W, through a central angle of 90(Degree)12'33" for 33.59 feet to the point of reverse curvature of a curve concave Westerly; thence Southerly along the arc of said curve having a radius of 18.67 feet and a chord bearing of S04(Degree)36'29"W, through a central angle of 55(Degree)25'26" for 18.06 feet to a point of reverse curvature of a curve concave Northeasterly; thence Southeasterly along the arc of said curve having a radius of 21.33 feet and a chord bearing of S49(Degree)08'17"E, through a central angle of 162(Degree)54'58" for 60.66 feet to the point of reverse curvature of a curve concave Southerly; thence Northeasterly along the arc of said curve having a radius of 18.67 feet and a chord bearing of N77(Degree)06'57"E, through a central angle of 55(Degree)25'26" for 18.06 feet to a point of reverse curvature of a curve concave Northwesterly; thence Northeasterly along the arc of said curve having a radius of 21.33 feet and a chord bearing of N52(Degree)31'54"E, through a central angle of 104(Degree)35'33" for 38.94 feet to the point of intersection with a non-tangent line; thence N89(Degree)58'58"E for 147.58 feet to a point of intersection with a non-tangent curve concave Northwesterly and being a point on the South line of said Area "E', ROYAL PALMS CONDOMINIUM; thence Northeasterly the South line of said Area "E", along the arc of said curve having a radius of 732.58 feet and a chord bearing of N45(Degree)37'46"E, through a central angle of 00(Degree)54'44" for 11.66 feet to the Southwest corner of Area "B", ROYAL PALMS CONDOMINIUM as recorded in Condominium Book 16, Page 144, Public Records Orange County,
Florida; thence along the South line of said Area "B" the following four courses; thence S52(Degree)50'29"E for 71.41 feet; thence N89(Degree)56'29"E for
90.29 feet; thence N74(Degree)59'58"E for 163.63 feet; thence N30(Degree)00'01"E for 150.00 feet to the Southeast corner of Area "F", ROYAL PALMS CONDOMINIUM as recorded in Condominium Book 15, Page 91, Public Records Orange County, Florida; thence along the East line of said Area "F" the following five courses; thence N30(Degree)00'01"E for 63.64 feet; thence N44(Degree)00'34"E for 33.15 feet; thence N11(Degree)36'45"W for 24.61 feet; thence N40(Degree)19'50"E for 19.55 feet; thence N00(Degree)03'38"W for 49.94 feet to the Southwest corner of Area "A", ROYAL PALMS CONDOMINIUM as recorded in Condominium Book 15, Page 91, Public Records Orange County, Florida; thence along the South line of said Area "A" the following two courses; thence N89(Degree)56'22"E for 109.51 feet; thence S45(Degree)03'36"E for 162.94 feet to the Northwest corner of Area "C", ROYAL PALMS CONDOMINIUM as recorded in Condominium Book 16, Page 42, Public Records Orange County, Florida; thence along the West line of said Area "C" the following three courses; thence S03(Degree)18'22"W for 101.06 feet; thence S36(Degree)36'35"W for 75.55 feet; thence S08(Degree)23'25"E for 200.32 feet to a point on the South line of the North 2 of the Northeast 1/4 of the Northwest 1/4 of Section 34, Township 24 South, Range 28 East, Orange County, Florida; thence N89(Degree)54'25"E along said South line and along the South line of Area "C", ROYAL PALMS CONDOMINIUM for 119.16 feet to a point on the West line of Area "D", ROYAL PALMS CONDOMINIUM as recorded in Condominium Book 16, Page 69, Public Records Orange County, Florida; thence S00(Degree)05'35"E along the West line of said Area "D" for 49.00 feet to the South line of said Area "D"; thence along the South line of said Area "D" the following four courses; thence N89(Degree)54'25"E for 311.32 feet; thence S37(Degree)06'03"E for 86.48 feet; thence S82(Degree)06'36"E for 35.64 feet; thence N52(Degree)53'57"E for 78.00 feet to a point on the Westerly right-of-way line of State Road No. 535 as shown on the preliminary State of Florida Department of Transportation right-of-way Map Section 75000-2528; thence departing the South line of said Area "D", ROYAL PALMS CONDOMINIUM, S37(Degree)06'03"E along said West right-of-way line for
70.41 feet to a point on the West line of the Northwest 1/4 of the Northeast 1/4 of said Section 34; thence S00(Degree)05'58"W along said West line for 555.81 feet to the Southwest corner of the Northwest 1/4 of the Northeast 1/4 of said
Section 34; thence N89(Degree)50'57"E along the South line of the Northwest 1/4 of the Northeast 1/4 of Section 34 for 297.93 feet to a point on the aforementioned right-of-way line of State Road No. 535; thence S27(Degree)45'52"W along said West right-of-way line for 103.89 feet to a point on the North right-of-way line of State Road No.536 as shown on the aforementioned right-of-way map; thence along said right-of-way the following nine courses; thence N86(Degree)56'56"W for 946.89 feet; thence N88(Degree)56'18"W for 600.80 feet; thence N85(Degree)58'50"W for 2687.55 feet; thence N78(Degree)33'11"W for 518.52 feet to a point of intersection with a non-tangent curve concave Northeasterly; thence Westerly and Northerly along the arc of said curve having a radius of 740.00 feet and a chord bearing of N40(Degree)44'50"W, through a central angle of 82(Degree)28'00" for 1065.09 feet to the point of intersection with a non-tangent line; thence N00(Degree)56'39"W for 376.89 feet to the South line of Section 28, Township 24 South, Range 28 East, Orange County, Florida; thence continue along aforementioned right-of-way line N00(Degree)59'09"W for 552.72 feet to a point of intersection with a non-tangent curve concave Easterly; thence Northerly along the arc of said curve having a radius of 900.00 feet and a chord bearing of N19(Degree)29'10"E, through a central angle of 38(Degree)00'00" for 596.90 feet to the point of intersection with a non-tangent line; thence N36(Degree)53'33"E for 279.66 feet to the Northwest corner of lands conveyed by Warranty Deed as recorded in Official Records Book 3330, Page 1280, Public Records Orange County, Florida; thence departing said Easterly right-of-way line of Interstate 4 (State Road #400), S89(Degree)47'18"E along the North line of said conveyed lands for 1246.98 feet to a point of intersection with a non-tangent curve concave Northerly; thence Easterly along said conveyed lands along the arc of said curve having a radius of 415.00 feet and a chord bearing of S80(Degree)23'45"E, through a central angle of 31(Degree)41'10" for 229.50 feet to the point of intersection with the Westerly line of that parcel described in Official Records 3287, Page 1946, Public Records Orange County, Florida; thence S00(Degree)24'05"W along said Westerly line for 956.50 feet to the South line of said parcel; thence S89(Degree)43'50"E along said South parcel line for 660.00 feet to the East line of said parcel and the East line of Section 28, Township 24 South, Range 28 East, Orange County, Florida; thence S00(Degree)24'05"W along said East Section line for 330.92 feet to the POINT OF BEGINNING.

     LESS THE FOLLOWING (SABAL PALMS CONDOMINIUM)

     SABAL PALMS CONDOMINIUM as recorded in Condominium Book 14, Page 55, Public Records Orange County, Florida, being more particularly described as follows:

     Commence at the Southeast corner of Section 28, Township 24 South, Range 28 East, Orange County, Florida; thence N89(Degree)54'15"W along the South line of said Section 28 for 1720.86 feet; thence N00(Degree)05'45"E for 111.08 feet to the POINT OF BEGINNING and being a point of the boundary line of SABAL PALMS CONDOMINIUM as recorded in Condominium Book 14, Page 55, Public records Orange County, Florida; thence along the Boundary of said SABAL PALMS CONDOMINIUM the following courses; thence N28(Degree)02'24"W for 323.96 feet; thence N60(Degree)54'13"W for 26.21 feet; thence N14(Degree)32'25"W for 189.43 feet; thence N28(Degree)02'24"W for 108.97 feet; thence N28(Degree)10'01"E for 287.01 feet; thence S81(Degree)17'50"E for 645.17 feet; thence S19(Degree)24'36"E for
180.15 feet; thence S09(Degree)09'54"W for 169.98 feet; thence S89(Degree)56'22"W for 247.00 feet; thence S00(Degree)03'38"E for 220.82 feet; thence S89(Degree)56'22"W for 110.95 feet; thence S44(Degree)56'22"W for 246.80 feet to the POINT OF BEGINNING.

     The above-described property contains 181.633 acres (7,911,938 square feet).

     TOGETHER WITH perpetual, non-exclusive drainage easements described in Declarations of Drainage Easement recorded in Official Records Book 3287, page 1939 and Official Records Book 3846, page 0757, both of the Public Records of Orange County, Florida.









                                    EXHIBIT B
                                   DEFINITIONS

Acceleration is defined in Section 14.2(a)(i).

Accumulations is defined in Section 2.1(m).

Accumulations Deposits is defined in Section 6.2(a).

Accumulations Depository is defined in Section 6.2(a).

Additional Funds is defined in Section 7.4(a)(v).

Additional Loan is defined in the Recitals.

Affiliate is defined in Section 12.2.

Annual Financial Statement is defined in Section 10.1(a).

Assessments is defined as all present and future assessments levied, assessed or imposed against the Property.

Assignment is defined as the Assignment of Leases, Rents and Hotel Revenues dated of even date with this Mortgage made by Borrower for the benefit of Lender.

Bankruptcy Code is defined in Section 2.1(d).

Borrower is defined in the introductory paragraph.

Business Days is defined as any day on which commercial banks are not authorized or required by Law to close in New York, New York.

Casualty is defined as damage or destruction to the Improvements by fire or other casualty.

Certified Rent Roll is defined as a rent roll for the Property certified by Borrower.

Clerk=s Office is defined in the Recitals.

Code is defined as the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder.

Commitment Letter shall mean that certain Loan Application and Commitment Agreement with respect to the Loan agreed to by Borrower on October 31, 1997, and thereafter accepted by Lender.

Condemnation is defined as the permanent or temporary taking of all or any portion of the Property, or any interest therein or right accruing thereto, by the exercise of the right of eminent domain (including any transfer in lieu of or in anticipation of the exercise of the right), or any similar injury or damage to or decrease in the value of the Property, including severance and change in the grade of any streets.

Condemnation Awards is defined in Section 2.1(i).

Condemnation Proceeding is defined as a Proceeding that could result in a Condemnation.

CPA is defined as an independent certified public accountant satisfactory to Lender.

Current  Hotel  Operator  is  defined as New  Marriott  MI,  Inc.,  a Delaware
corporation,  as  successor-in-interest  to  Marriott  International,   Inc.,  a
Delaware corporation.

Current Hotel Operating Agreement is defined as the Hotel Management Agreement Orlando World Center Marriott Hotel between Borrower and Marriott International, Inc., affecting the Property dated October 25, 1985, as amended by First Amendment to Orlando World Center Management Agreement (FF&E Reserve), dated April 12, 1991, and as assigned by that certain Assignment and Assumption Agreement dated December 29, 1997, from Marriott International, Inc., to the Current Hotel Operator.

Debt Service Coverage Ratio is defined as a ratio calculated by dividing Qualifying Net Operating Income by Debt Service.

Debt Service is defined as the combined amount of annual principal and interest due under the Loan.

Debt Service Payments is defined as the monthly installments of principal and interest payable by Borrower to Lender as set forth in the Note.

Default Interest Rate is 9.48% per annum.

Destruction Event is defined in Section 7.4(a).

Environmental Activity is defined is defined as any actual, suspected or threatened abatement, cleanup, disposal, generation, handling, manufacture, possession, release, remediation, removal, storage, transportation, treatment or use of any Hazardous Material. The actual, suspected or threatened presence of any Hazardous Material, including any actual, suspected or threatened noncompliance with any Environmental Laws, will be deemed Environmental Activity.

Environmental Laws is defined as all Laws pertaining to health, safety, protection of the environment, natural resources, conservation, wildlife, waste management, Environmental Activities and pollution.

Environmental Report is defined as the reports listed on Schedule 1 attached to the Environmental Indemnity of even date with this Mortgage given by Borrower.

ERISA is defined in Section 8.4(a).

Event of Default is defined in Section 14.1.

Financial Books and Records is defined as detailed accounts of the income and expenses of the Property and of Borrower and all other data, records and information that either are specifically referred to in Article X or are necessary to the preparation of any of the statements, reports or certificates required under Article X and includes all supporting schedules prepared or used by the CPA in auditing the Annual Financial Statement or in issuing its opinion.

Fiscal Year is defined as a period of fifty-two (52) or fifty-three (53) weeks, as applicable, which ends at midnight on the Friday which is closest to December 31 in each calendar year and which begins on the Saturday immediately following the expiration of the preceding period, or the such other period as may be designated by Borrower from time to time and approved by Lender, such approval not to be unreasonably withheld.

Fixed Interest Rate is defined as 7.48% per annum.

Fixtures and Personal Property is defined in Section 2.1(e).

Force Majeure is defined as any act or event beyond Borrower=s control that has a significant adverse impact on Borrower=s performance of the Nonmonetary Obligations, including action or inaction of the Government, acts of war, acts or events caused exclusively by violence of nature without the interference of any human agency, riots and other civil commotion, shortages of critical materials or supplies, strikes or similar labor disturbances and terrorism.

GAAP is defined as generally accepted accounting principles, consistently applied.

Government is defined as any federal, state or municipal governmental or quasi-governmental authority including any subdivision or agency of any of them and any entity to which any of them has delegated authority.

Gross Revenue is defined in the Tri-Party Agreement.

Ground Rent is defined as the fixed and any contingent ground rent next due under any present or future ground lease affecting the Property.

Hazardous  Materials  is  defined  as  any  by-product,   chemical,  compound,
contaminant, pollutant, product, substance, waste or other material (i) that is hazardous or toxic or (ii) the abatement, cleanup, discharge, disposal, emission, exposure to, generation, handling, manufacture, possession, presence, release, removal, remediation, storage, transportation, treatment or use of which is controlled, prohibited or regulated by any Environmental Laws, including asbestos, petroleum and petroleum products and polychlorinated biphenyls.

Hotel is defined as the Improvements located on the Property and Fixtures and Personal Property being operated on the date of this Mortgage as transient lodging facilities.

Hotel Operating Agreement is defined as the Current Hotel Operating Agreement or any future operating agreements for the Hotel approved by Lender.

Hotel Operations is defined as all of the operations and services conducted at or in connection with the Hotel, including rentals of guest rooms and suites; and of office or retail space; operation of banquet rooms, catering services, meeting rooms, restaurants, coffee shops, bars, cocktail lounges, nightclubs, retail space, sports facilities, golf courses, tennis courts, pro shops, health clubs, exercise rooms, barber shops, beauty parlors and vending machines; swimming pool; parking; concierge services; checkrooms; valet services; video rentals; in-room movies and entertainment programs; telephone and telecommunication services and facilities; business center operations; mini-bar operations; limousine and other transportation services and room service operations.

Hotel Operator is defined as Current Hotel Operator or any future operators of the Hotel.

Hotel Revenues is defined in Section 2.1(d).

Imposition Penalty Date is defined in Section 6.1(a).

Impositions is defined as all Taxes, Assessments, Ground Rent, water and sewer rents, personal property taxes, if any, levies, permit, inspection and license fees and other dues, charges or impositions, including all charges and license fees for the use of vaults, chutes and similar areas adjoining the Land, maintenance and similar charges and charges for utility services, in each instance whether now or in the future, directly or indirectly, levied, assessed or imposed on the Property or Borrower and whether levied, assessed or imposed as excise taxes or income taxes.

Improvements is defined in Section 2.1(b).

Insurance Premiums is defined as all present and future premiums and other charges due and payable on policies of fire, rental value and other insurance covering the Property and required pursuant to the provisions of this Mortgage.

Insurance Proceeds is defined in Section 2.1(j).

Insurers is defined in Section 7.1(b).

Interest is defined as the amount of interest payable under the Note at the Fixed Interest Rate and any other sums which could be deemed to be interest under Law.

Land is defined in Section 2.1(a).

Law is defined as all present and future codes, constitutions, determinations, laws, orders, ordinances, requirements and statutes, as amended, of any Government that affect or that may be interpreted to affect the Property, Borrower or the Loan, including amendments and all guidance documents, rules, publications and regulations promulgated thereunder.

Leases is defined in Section 2.1(d).

Lender is defined in the introductory paragraph.

Lender=s Correspondent is defined as First Fidelity Mortgage Corporation.

Loan is defined in the Recitals.

Loan Documents is defined as the Note, this Mortgage, the Assignment and all documents now or hereafter executed by Borrower or held by Lender relating to the Loan, including all amendments, and expressly including the Tri-Party Agreement referenced in the Rules of Construction to this Mortgage.

Maturity Date is defined in the Recitals.

Monetary Obligations is defined in Section 3.1.

Mortgage is defined in the preamble.

Nonmonetary Obligations is defined in Section 3.1.

Note is defined in the Recitals.

Note Payments is defined in the Note.

Notices is defined in Section 17.1.

Notice of Future Advance is defined in the Recitals.

Obligations is defined as the Monetary Obligations and the Nonmonetary Obligations.

Original Loan is defined in the Recitals.

Original Mortgage is defined in the Recitals.

Original Note is defined in the Recitals.

Owner=s Distributions is defined in Section 2.1(e).

Permitted Exceptions is defined as the matters shown in Schedule B, Part 1 and 2 of the title insurance policy or policies insuring the lien created by this Mortgage.

Permitted Transfers is defined in Section 12.2(a).

Permitted Use is defined as use for the management and operation of a luxury-class hotel and uses incidentally and directly related to such use, but excluding any casino or other gambling establishment.

Policies is defined in Section 7.1(c).

Principal is defined in Recital B.

Prior Notes is defined in the Recitals.

Proceeding is defined as a pending or threatened action, claim or litigation before a legal, equitable or administrative tribunal, including all appellate proceedings.

Proceeds is defined in Section 7.2.

Property is defined in Section 2.1.

Property Documents is defined in Section 2.1(f).

Qualifying Net Operating Income is defined as gross revenues of the Property for the twelve (12) month period ending with the month most recently preceding the month in which a Debt Service Coverage determination is to be made, and deducting therefrom the following: (i) ordinary and necessary operating expenses (including a base management fee of 3.00% of gross revenues, but not including incentive management fees and additional incentive management fees); (ii) a reserve for FF&E equal to the greater of five percent (5.0%) of gross revenues of the Hotel or the actual amount funded in to such reserve by the Hotel Operator pursuant to the Hotel Operating Agreement; (iii) all debt service payments paid with respect to FF&E financings as permitted under the Tri-Party Agreement (except to the extent funded from such FF&E reserve and permitted under the Tri-Party Agreement); and (iv) all periodic payments with respect to equipment leases permitted under the Mortgage (except to the extent funded from such FF&E reserve and permitted under the Tri-Party Agreement).

Remedies is defined in Section 14.2(a).

Renewal Mortgage is defined in the Recitals.

Rents is defined in Section 2.1(d).

     Restore or Restored or Restoration is defined as the restoration of the Property after a Destruction Event pursuant to the terms of Subsections 7.4(a)(v) and (vi) in a first-class workmanlike manner using materials substantially equivalent in quality and character to those used for the original improvements, in accordance with Law and free and clear of all liens, encumbrances or other charges other than this Mortgage and the Permitted Exceptions.

Restoration Completion Date is defined in Section 7.4(a)(viii).

Restoration Funds is defined in Section 7.4(b).

Sanwa is defined in the Recitals.

Taxes is defined as all present and future real estate and personal property taxes levied, assessed or imposed against the Property.

Term is defined as the scheduled term of this Mortgage commencing on the date Lender makes the first disbursement of the Loan and terminating on the Maturity Date.

TIAA is defined in the Recitals.

Transfer is defined in Section 12.1(a).

Tri-Party Agreement is defined as the Tri-Party Overriding Agreement by and among Borrower, Lender and Hotel Operator, dated of even date herewith.

Waste is defined as neglect or misconduct resulting in material damage to or the diminution in value of the Property, but not including ordinary depreciation due to age and normal use over time or the failure to pay property taxes.




                                    EXHIBIT C
                              RULES OF CONSTRUCTION

     (a) References in any Loan Document to numbered Articles or Sections are references to the Articles and Sections of that Loan Document. References in any Loan Document to lettered Exhibits are references to the Exhibits attached to that Loan Document, all of which are incorporated in and constitute a part of that Loan Document. Article, Section and Exhibit captions used in any Loan Document are for reference only and do not describe or limit the substance, scope or intent of that Loan Document or the individual Articles, Sections or Exhibits of that Loan Document.

     (b) The terms include, including and similar terms are construed as if followed by the phase without limitation.

     (c)  The  terms  Land,   Improvements,   Fixtures  and  Personal  Property,
Condemnation Awards, Insurance Proceeds, Property, Monetary Obligations and Obligations are construed as if followed by the phrase or any part thereof.

     (d) Any agreement by or duty imposed on Borrower in any Loan Document to perform any obligation or to refrain from any act or omission constitutes a covenant on Borrower=s part and includes a covenant by Borrower to cause its partners, members, principals, agents, representatives and employees to perform the obligation or to refrain from the act or omission in accordance with the Loan Documents. Any statement or disclosure contained in any Loan Document about facts or circumstances relating to the Property, Borrower or any other matter affecting the Property constitutes a representation and warranty by Borrower made as of the date of the Loan Document in which the statement or disclosure is contained.

     (e) The term to Borrower=s knowledge is construed as meaning to the best of Borrower=s knowledge after diligent inquiry into records and/or reports within its possession.

     (f) The singular of any word includes the plural and the plural includes the singular. The use of any gender includes all genders.

     (g) The terms person, party and entity include natural persons, firms, partnerships, limited liability companies and partnerships, corporations and any other public or private legal entity.

     (h) The term provisions includes terms, covenants, conditions, agreements and requirements.

     (i) The term amend includes modify, supplement, renew, extend, replace or substitute and the term amendment includes modification, supplement, renewal, extension, replacement and substitution.

     (j) The term attorneys= fees is limited to reasonable attorneys= fees incurred by Lender for any Proceeding (including a proceeding in Bankruptcy Court), fees for paralegals or legal assistants and any other fees, expenses or costs charged or incurred by Lender=s attorneys.

     (k) Reference to any specific Law or to any document or agreement, including the Leases, the Property Documents the and the Hotel Operating Agreement includes any future amendments to or replacements of the Law, document or agreement, as the case may be.

     (l) No inference in favor of or against a party with respect to any provision in any Loan Document may be drawn from the fact that the party drafted the Loan Document.

     (m) The term certificate means the sworn statement of the party giving the certificate, made by a duly authorized person affirming the truth and accuracy of every statement in the certificate. A certificate delivered by Borrower must be given by Borrower=s managing general partner or a qualified officer of Borrower satisfactory to Lender. Any document that is certified means the document has been appended to a certificate of the party certifying the document that affirms the truth and accuracy of everything in the document being certified.

     (n) The parties hereto acknowledge that (i) many of the Nonmonetary Obligations of Borrower under the Loan Documents are, in fact, performed by the Hotel Operator pursuant to the Hotel Operating Agreement (as the same may be modified by the Tri-Party Agreement) and (ii) Borrower has delegated to the Hotel Operator, through the Hotel Operating Agreement, broad authority and discretionary powers with respect to the operation of the Hotel. Lender hereby agrees that, notwithstanding anything to the contrary which may be contained in any of the Loan Documents, to the extent that any Nonmonetary Obligation of Borrower under the Loan Documents is performed by the Hotel Operator pursuant to the Hotel Operating Agreement (as the same may be modified by the Tri-Party Agreement), Lender shall accept such performance by the Hotel Operator as the fulfillment of such Nonmonetary Obligation, and Borrower shall not be deemed in default of such Nonmonetary Obligation if Hotel Operator fully and faithfully performs such obligation on the part of Borrower.

     (o) Any all notices to be delivered to the Lender hereunder shall be given to the Lender=s Correspondent, and such delivery shall constitute delivery to the Lender for the purposes of this Mortgage. Borrower shall be entitled to conclusively rely on any written statement delivered to Borrower by Lender=s Correspondent as to the matters contained in this Mortgage.

     (p) To the extent any of the terms or provisions of this Mortgage conflict with or are inconsistent with the terms of any other Loan Document such that Borrower is incapable of simultaneous performance of such provisions, then the terms of this Mortgage shall be deemed to control.




                                   SCHEDULE 1
                                LEASED EQUIPMENT



Lessor            Term         Description      Annual Payments    Capital Lease

M&SD              9/96-8/98    Telephone System        42,000              N
MiniBar Systems   6/96-6/01     Mini Bars              117,575             N
IBM Leasing       7/96-7/01    Computer System         87,780              N
IBM Leasing       7/96-7/01    Computer Hardware       35,952              C









                ------------------------------------------------

                              AMENDED AND RESTATED
                    MORTGAGE, ASSIGNMENT OF LEASES AND RENTS,
                 SECURITY AGREEMENT AND FIXTURE FILING STATEMENT

                ------------------------------------------------

                      Orlando World Center Marriott Resort
                         Orlando, Orange County, Florida

                                December 31, 1997

                        This instrument prepared by and,
                     after recording, should be returned to:

                           H. Edward Hales, Jr., Esq.
                        SUTHERLAND, ASBILL & BRENNAN LLP
                         999 Peachtree Street, Northeast
                           Atlanta, Georgia 30309-3996
                            Telephone: (404) 853-8000









     THIS AMENDED AND RESTATED MORTGAGE AND SECURITY AGREEMENT AMENDS AND RESTATES THAT CERTAIN MORTGAGE AND SECURITY AGREEMENT RECORDED IN OFFICIAL RECORDS BOOK 4512, PAGE 3134, OF THE PUBLIC RECORDS OF ORANGE COUNTY, FLORIDA, AND SECURES THE NOTE REFERRED TO HEREIN. THE NOTE RENEWS AND RESTATES THE PRIOR NOTES REFERRED TO HEREIN, WITHOUT ENLARGING THE COMBINED PRINCIPAL BALANCE THEREOF, AND, THEREFORE, IS EXEMPT FROM FLORIDA DOCUMENTARY STAMP TAXES PURSUANT TO FLORIDA STATUTES SECTION 201.09 AND FLORIDA ADMINISTRATIVE CODE RULES NO. 12B-4.054 AND IS EXEMPT FROM FLORIDA INTANGIBLE TAXES PURSUANT TO FLORIDA STATUTES SECTION 199.145(4).