Form 10-Q
period 1998-03-27
MARRIOTT HOTEL PROPERTIES LTD PARTNERSHIP
filed 1998-05-11
CIK 784711

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q


               x          Quarterly Report Pursuant to
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For the Quarter ended March 27, 1998

                                       OR

               -          Transition Report Pursuant to
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         Commission File Number: 0-14381


                  MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


           Delaware                                       52-1436985
---------------------------------           ---------------------------------
(State or otherjurisdiction                 (I.R.S. Employer Identification No.)
of incorporation or organization)




                               10400 Fernwood Road
                               Bethesda, Maryland
                                      20817
------------------------------------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 301-380-2070



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.


===============================================================================

===============================================================================
                  MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP
===============================================================================


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.

     Item 1.    Financial Statements

                Condensed Consolidated Statement of Operations
                  Twelve Weeks Ended March 27, 1998 and March 28, 1997........1

                Condensed Consolidated Balance Sheet
                  March 27, 1998 and December 31, 1997........................2

                Condensed Consolidated Statement of Cash Flows
                  Twelve Weeks ended March 27, 1998 and March 28, 1997........3

                Notes to Condensed Consolidated Financial Statements..........4

     Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................7


                           PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings............................................10

     Item 6.    Exhibits and Reports on Form 8-K.............................10

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit amounts)

                                                       Twelve Weeks Ended
                                                   March 27,          March 28,
                                                     1998              1997
                                            ----------------  ---------------
REVENUES
  Hotel...................................     $    18,213      $    18,267
  Rental income...........................           9,362            9,286
                                               ----------------  ---------------
                                                    27,575           27,553
                                               ----------------  ---------------

OPERATING COSTS AND EXPENSES
  Incentive management fee................           2,870            2,877
  Depreciation and amortization...........           2,446            2,281
  Base management fee.....................           1,112            1,100
  Ground rent, property taxes and other...           2,221            2,152
                                               ----------------  ---------------
                                                     8,649             8,410
                                               ----------------  ---------------

OPERATING PROFIT..........................          18,926           19,143
  Interest expense........................          (4,723)          (5,050)
  Other revenue...........................             162               93
                                               ----------------  ---------------

INCOME BEFORE MINORITY INTEREST...........          14,365           14,186

MINORITY INTEREST IN INCOME...............           2,698            2,757
                                               ----------------  ---------------

NET INCOME ................................     $   11,667       $   11,429
                                               ================  ===============

ALLOCATION OF NET INCOME
  General Partner..........................     $      117       $      114
  Limited Partners.........................         11,550           11,315
                                               ----------------  ---------------

                                                   $11,667       $   11,429
                                               ================  ===============

NET INCOME PER LIMITED PARTNER UNIT
(1,000 Units).............................. $       11,550  $        11,315
                                               ================  ===============


                  See notes to condensed consolidated financial
                                  statements.

          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                March 27,          December 31,
                                                  1998                 1997
                                               (Unaudited)
    ASSETS

    Property and equipment, net...........$       221,344     $         222,216
    Due from Marriott International, Inc.
      and affiliates......................         15,821                 7,912
    Minority interest.....................          7,344                10,042
    Other assets..........................         10,746                10,245
    Cash and cash equivalents.............         17,485                10,694
                                             ---------------     ---------------
                                          $       272,740     $         261,109
                                             ===============     ===============


LIABILITIES AND PARTNERS' CAPITAL

    Mortgage debt.........................$       235,449     $         235,946
    Notes payable and amounts due to
      Marriott International, Inc.
      and affiliates......................          4,163                 4,987
    Accounts payable and accrued interest.          1,572                   196
    Amounts due to Host Marriott
      Corporation.........................             41                   132
                                             ---------------     ---------------

         Total Liabilities................        241,225               241,261
                                             ---------------     ---------------

PARTNERS' CAPITAL
    General Partner.......................            424                   307
    Limited Partners......................         31,091                19,541
                                             ---------------     ---------------

         Total Partners' Capital..........         31,515                19,848
                                             ---------------     ---------------

                                          $       272,740     $         261,109
                                             ===============     ===============






                  See notes to condensed consolidated financial
                                  statements.

          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                       Twelve Weeks Ended
                                                    March 27,        March 28,
                                                      1998              1997
                                                 ---------------  ------------
OPERATING ACTIVITIES
  Net income.................................$         11,667     $      11,429
  Noncash items..............................           5,202            5,158
  Changes in operating accounts..............          (6,653)          (5,441)
                                               ----------------  ---------------

     Cash provided by operating activities...          10,216           11,146
                                               ----------------  ---------------

INVESTING ACTIVITIES
  Additions to property and equipment........          (1,574)            (882)
  Changes in property improvement funds......            (496)          (1,850)
                                               ----------------  ---------------

     Cash used in investing activities.......          (2,070)          (2,732)
                                               ----------------  ---------------

FINANCING ACTIVITIES
  Repayments to Marriott International, Inc.
     and affiliates..........................            (824)            (167)
  Principal repayments of mortgage debt......            (497)            (246)
  Payment of financing costs.................             (34)              --
                                              ----------------  ---------------

     Cash used in financing activities.......          (1,355)            (413)
                                              ----------------  ---------------

INCREASE IN CASH AND CASH EQUIVALENTS........           6,791            8,001

CASH AND CASH EQUIVALENTS at beginning
     of period...............................          10,694            1,607
                                              ----------------  ---------------

CASH AND CASH EQUIVALENTS at end
     of period...............................$         17,485  $         9,608
                                              ================  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for mortgage and other interest..$          3,292  $         4,538
                                              ================  ===============


                  See notes to condensed consolidated financial
                                  statements.

          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     1. The accompanying condensed consolidated financial statements have been prepared by Marriott Hotel Properties Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended December 31, 1997.

         In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 27, 1998 and the results of operations and cash flows for the twelve weeks ended March 27, 1998 and March 28, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

         The Partnership owns Marriott's Orlando World Center (the "Orlando Hotel") and a 50.5% interest in a partnership owning Marriott's Harbor Beach Resort (the "Harbor Beach Partnership"), whose financial statements are consolidated herein. The remaining 49.5% general partnership interest in the Harbor Beach Partnership is reported as minority interest. All significant intercompany balances and transactions have been eliminated.

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

     2. Certain reclassifications were made to the prior quarter financial statements to conform to the current quarter presentation.

     3. Hotel revenues represent house profit from the Orlando Hotel since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Orlando Hotel to Marriott International, Inc. (the "Manager"). House profit reflects hotel operating results which flow to the Partnership as property owner and represents gross hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, property taxes and certain other costs, which are disclosed separately in the accompanying condensed consolidated statement of operations.

         Hotel revenues consist of hotel operating results for the Orlando Hotel for the twelve weeks ended (in thousands):

                                                 March 27,         March 28,
                                                1998              1997
         HOTEL SALES
           Rooms................. ...........$      18,736    $       18,493
           Food and beverage.................       14,803            14,584
           Other.............................        3,530             3,606
                                               -------------    --------------
                                                    37,069            36,683
                                               -------------    --------------
         HOTEL EXPENSES
           Departmental Direct Costs
                Rooms........................        3,238             3,072
                Food and beverage............        8,724             8,290
           Other hotel operating expenses....        6,894             7,054
                                               -------------    --------------
                                                    18,856            18,416
                                               -------------    --------------

         HOTEL REVENUES......................$      18,213    $       18,267
                                               =============    ==============

     4. Rental income under the Harbor Beach Partnership operating lease for the twelve weeks ended was (in thousands):

                                                  March 27,         March 28,
                                                     1998              1997
         Basic Rental.......................$         403    $          362
         Percentage Rental..................        1,731             1,964
         Performance Rental.................        7,228             6,960
                                               -------------    --------------
                                            $       9,362    $        9,286
                                               =============    ==============

     5. On April 15, 1998, the Partnership successfully completed the financing for the expansion of the Orlando Hotel (the "Construction Loan"). The lender is obligated to provide up to $88 million to fund costs related to the construction of a 500-room tower, new parking garage, expansion of the existing JW's Steakhouse restaurant, redesign of the existing golf course and constructing 15,000 square feet of additional meeting space. During the construction period, the Partnership is required to make interest only payments at the fixed interest rate of 7.48% with such interest payments funded by the Construction Loan. Upon completion of the expansion, the Partnership will be required to pay principal and interest at the fixed interest rate of 7.48% amortized over the remaining term of the loan. The loan matures on January 1, 2008.

    6. On April 17, 1998, Host Marriott Corporation ("Host Marriott"), parent company of the General Partner of the Partnership, announced that its Board of Directors has authorized the company to reorganize its business operations to qualify as a real estate investment trust ("REIT") to become effective as of January 1, 1999. As part of the REIT conversion, Host Marriott expects to form a new operating partnership (the "Operating Partnership") and limited partners in certain Host Marriott full-service hotel partnerships and joint ventures, including the Partnership, are expected to be given an opportunity to receive, on a tax-deferred basis, Operating Partnership units in the new Operating Partnership in exchange for their current partnership interest.

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

     RESULTS OF OPERATIONS

     The chart below summarizes REVPAR for first quarter 1997 and 1998:

                               Twelve Weeks Ended
                            March 27,       March 28,
                              1998            1997          % Increase
                          --------------    ----------      -------------
     Orlando World Center  $   149        $     146              1%
     Harbor Beach          $   205        $     197              4%

     Combined Average      $   166        $     161              3%

     Total consolidated Partnership revenues for first quarter 1998 increased slightly to $27.6 million when compared to the same period in 1997 due to strong operating results at the Orlando World Center and the Harbor Beach Hotel (the "Hotels"). REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP, or generally accepted accounting principles, measure of revenue). The combined average REVPAR for the twelve weeks ended March 27, 1998 improved 3%, to $166, over the comparable period in 1997 due to a 6% increase in combined average room rate to $193 offset by a three percentage point decrease in combined average occupancy to 86%.

     Hotel Revenues. For the twelve weeks ended March 27, 1998, hotel revenues remained stable at $18.2 million when compared to the same period in 1997. First quarter 1998 REVPAR at the Orlando Hotel increased slightly over the same period in 1997 from $146 to $149 due to a 4% increase in average room rate to $171 offset by a two percentage point decrease in occupancy to 87%. Marketing efforts at the Orlando Hotel are focused on attracting short-term group demand, as well as leisure transient demand for the summer months. Demand is expected to remain strong in the leisure transient segment.

     Rental Income. For the twelve weeks ended March 27, 1998, rental income from the Harbor Beach Hotel increased slightly to $9.4 million when compared to the same period in 1997. REVPAR for first quarter 1998 increased 4% over the same period in 1997 to $205 due to a 9% increase in average room rate to $247 offset by a four percentage point decrease in average occupancy to 83%.

     Operating costs and expenses. Indirect hotel operating costs and expenses increased 3% to $8.6 million for the twelve weeks ended March 27, 1998 when compared to the same period in 1997. The principal reason for the increase in this category is discussed below:

     Depreciation and amortization. Depreciation and amortization increased 7% to $2.4 million for first quarter 1998. The increase is primarily due to the completion of the rooms renovation project at the Orlando Hotel during fourth quarter 1997.

     Operating profit. Operating profit decreased slightly to $19 million in first quarter 1998 when compared to the same period in 1997.

     Interest expense. Consolidated interest expense for first quarter 1998 decreased 6% to $4.7 million due to the refinancing of the Orlando World Center's mortgage debt at a lower interest rate in 1997.

     Minority interest in income. Based upon its 50.5% ownership interest, the Partnership controls the Harbor Beach Partnership, and as a result, the condensed consolidated financial statements of the Partnership include the accounts of the Harbor Beach Partnership. Minority interest in income represents the net income from the Harbor Beach Partnership allocable to the co-general partner of that Partnership. Minority interest in income decreased from $2.8 million in first quarter 1997 to $2.7 million in first quarter 1998 primarily due to a slight decrease in net income from the Harbor Beach Partnership due to an increase in depreciation expense.

     Net income. For first quarter 1998, net income increased 2% to $11.7 million when compared to the same period in 1997. This increase was primarily due to the decrease in interest expense, as discussed above.

     CAPITAL RESOURCES AND LIQUIDITY

     The Partnership's financing needs have historically been funded through loan agreements with independent financial institutions, Host Marriott Corporation ("Host Marriott") and its affiliates or Marriott International, Inc. (the "Manager") and its affiliates. The general partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its business in the ordinary course.

     Principal Sources and Uses of Cash

     The Partnership's principal source of cash is from operations. Its principal uses of cash are to fund the property improvement funds of the Hotels, pay the required principal amortization of the mortgage debt and other debt incurred to fund costs of the capital improvements at the Hotels and pay cash distributions to the partners.

     Total consolidated cash provided by operations for the twelve weeks ended March 27, 1998 and March 28, 1997, was $10.2 million and $11.1 million, respectively. The variance was primarily due to an increase in the receivable from the Manager when compared to first quarter 1997.

     For the twelve weeks ended March 27, 1998 and March 28, 1997, cash used in investing activities was $2.1 million and $2.7 million, respectively, consisting of additions to property and equipment and cash contributed to the property and improvement funds of the Hotels.

     For the twelve weeks ended March 27, 1998 and March 28, 1997, cash used in financing activities was $1.4 million and $0.4 million, respectively, consisting of principal repayments on the mortgage debt and payments to the Manager and affiliates on the rooms renovation loans for the Hotels.

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


     ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     b.    Reports on Form 8-K

     A Form 8-K was filed with the Securities and Exchange Commission on May 8, 1998. In this filing, Item 5 Other Events discloses the announcement by Host Marriott, parent company of the General Partner of the Partnership, that Host Marriott's Board of Directors has authorized Host Marriott to reorganize its business operations to qualify as a real estate investment trust, effective as of January 1, 1999. A copy of the press release was included as an Item 7 - Exhibit in this Form 8-K filing.

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


                            MARRIOTT HOTEL PROPERTIES
                            LIMITED PARTNERSHIP

                            By:    HOTEL PROPERTIES MANAGEMENT, INC.
                                   General Partner



May 11, 1998                By:    /s/ Earla L. Stowe
                                   ------------------
                                   Earla L. Stowe
                                   Vice President and Chief Accounting Officer