Form 10-Q
period 1998-06-19
MARRIOTT HOTEL PROPERTIES LTD PARTNERSHIP
filed 1998-07-31
CIK 784711

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q


           [X]             Quarterly Report Pursuant to
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For the Quarter ended June 19, 1998

                                       OR

            [ ]           Transition Report Pursuant to
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         Commission File Number: 0-14381

                  MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

            Delaware                                      52-1436985
--------------------------------             ----------------------------------
(State or other jurisdiction of
 incorporation or organization)             (I.R.S. Employer Identification No.)

      10400 Fernwood Road
       Bethesda, Maryland                                    20817
--------------------------------             ----------------------------------
(Address of principal executive                           (Zip Code)
             offices)

        Registrant's telephone number, including area code: 301-380-2070




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ .

================================================================================
                  MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP
================================================================================


                                TABLE OF CONTENTS

                                                                        PAGE NO.
                         PART I - FINANCIAL INFORMATION


    Item 1.    Financial Statements

                  Condensed Consolidated Statement of Operations
                    Twelve and Twenty-Four Weeks Ended June 19, 1998
                    (Unaudited) and June 20, 1997 (Unaudited)..................3

                  Condensed Consolidated Balance Sheet
                    June 19, 1998 (Unaudited) and December 31, 1997............4

                  Condensed Consolidated Statement of Cash Flows
                    Twenty-Four Weeks Ended June 19, 1998 (Unaudited)
                    and June 20, 1997 (Unaudited)..............................5

                  Notes to Condensed Consolidated Financial Statements
                    (Unaudited)................................................6

     Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................9


                           PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings.............................................12

     Item 6.    Exhibits and Reports on Form 8-K..............................12

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per Unit amounts)

                                      Twelve Weeks Ended Twenty-Four Weeks Ended
                                       June 19,  June 20,    June 19,   June 20,
                                        1998       1997        1998       1997
                                     ---------   ---------  ---------   --------
REVENUES
   Hotel.............................$ 14,744    $ 12,600   $ 32,957    $ 30,867
   Rental income.....................   5,649       5,720     15,011      15,006
                                     ---------   ---------  ---------   --------

                                       20,393      18,320     47,968     45,873
                                     ---------   ---------  ---------   --------

OPERATING COSTS AND EXPENSES
   Incentive management fees.........   3,458       3,310      6,328      6,187
   Depreciation and amortization.....   2,446       2,280      4,892      4,561
   Base management fees..............     983         924      2,095      2,024
   Ground rent, property taxes and
      other..........................   2,317       2,216      4,538      4,368
                                     ---------    --------  ---------   --------

                                        9,204       8,730     17,853     17,140
                                     ---------    --------  ---------   --------

OPERATING PROFIT.....................  11,189       9,590     30,115     28,733
   Interest expense..................  (4,476)     (4,843)    (9,199)    (9,893)
   Other revenue.....................     343         192        505        285
                                     ---------    --------  ---------   --------

INCOME BEFORE MINORITY INTEREST......   7,056       4,939     21,421     19,125

MINORITY INTEREST IN INCOME..........    (905)     (1,025)    (3,603)    (3,782)
                                     ---------    --------  ---------   --------

NET INCOME...........................$  6,151    $  3,914   $ 17,818   $ 15,343
                                     =========    ========  =========   ========

ALLOCATION OF NET INCOME
   General Partner...................$     62    $     39   $    178   $    153
   Limited Partners..................   6,089       3,875     17,640     15,190
                                     ---------    --------  ---------  ---------

                                     $  6,151    $  3,914   $ 17,818   $ 15,343
                                     =========    ========  =========  =========

NET INCOME PER LIMITED PARTNER UNIT
   (1,000 Units).....................$  6,089    $  3,875   $ 17,640   $ 15,190
                                     =========    ========  =========  =========

            See Notes to Condensed Consolidated Financial Statements.

          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                      June 19,    December 31,
                                                        1998         1997
                                                    (Unaudited)
ASSETS

    Property and equipment, net......................$ 220,939    $ 222,216
    Due from Marriott International, Inc. and
      affiliates.....................................    9,012        7,912
    Minority interest................................    7,924       10,042
    Other assets.....................................   12,022       10,245
    Cash and cash equivalents........................   28,367       10,694
                                                     ----------    ----------

                                                     $ 278,264    $ 261,109
                                                     ==========    ==========


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
    Mortgage debt ...................................$ 237,183    $ 235,946
    Notes payable and amounts due to Marriott
      International, Inc. and affiliates.............    3,780        4,987
    Accounts payable and accrued interest............    1,129          196
    Amounts due to Host Marriott Corporation.........       21          132
                                                     ----------    ----------

         Total Liabilities...........................  242,113      241,261
                                                     ----------    ----------
PARTNERS' CAPITAL
    General Partner..................................      470          307
    Limited Partners.................................   35,681       19,541
                                                     ----------    ----------

         Total Partners' Capital.....................   36,151       19,848
                                                     ----------    ----------

                                                     $ 278,264    $ 261,109
                                                     ==========    ==========

            See Notes to Condensed Consolidated Financial Statements.

          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                Twenty-Four Weeks Ended
                                                 June 19,      June 20,
                                                   1998          1997
                                               -----------   ----------
                                               <C<
OPERATING ACTIVITIES
   Net income..................................$   17,818    $  15,343
   Noncash items...............................     8,614        8,582
   Changes in operating accounts...............      (370)       1,708
                                                -----------   ----------

     Cash provided by operating activities.....    26,062       25,633
                                                -----------   ----------

INVESTING ACTIVITIES
   Additions to property and equipment.........    (3,615)      (1,481)
   Changes in property improvement funds.......    (1,802)      (3,590)
                                                -----------   ----------

     Cash used in investing activities.........    (5,417)      (5,071)
                                                -----------   ----------

FINANCING ACTIVITIES
   Construction loan advances..................     2,492           --
   Principal repayments of mortgage debt.......    (1,255)      (4,122)
   Capital distributions to partners...........    (1,515)      (1,514)
   Capital distributions to minority interest..    (1,485)      (1,485)
   Repayments to Marriott International, Inc.
      and affiliates...........................    (1,175)        (296)
   Payment of financing costs..................       (34)          --
                                                ------------   ---------

     Cash used in financing activities.........    (2,972)      (7,417)
                                                ------------   ---------

INCREASE IN CASH AND CASH EQUIVALENTS..........    17,673       13,145

CASH AND CASH EQUIVALENTS at beginning of
   period......................................    10,694        1,607
                                                -----------   ----------

CASH AND CASH EQUIVALENTS at end of period.....$   28,367    $  14,752
                                                ============  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage and other interest...$    8,112    $   9,660
                                                ===========   ==========





            See Notes to Condensed Consolidated Financial Statements.

          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. The accompanying condensed consolidated financial statements have been prepared by Marriott Hotel Properties Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997.

     In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 19, 1998, the results of operations for the twelve and twenty-four weeks ended June 19, 1998 and June 20, 1997 and the cash flows for the twenty-four weeks ended June 19, 1998 and June 20, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

     For financial reporting purposes, net income and net losses of the Partnership are allocated 99% to the limited partners and 1% to the general partner. Significant differences exist between the net income and net losses for financial reporting purposes and the net income and net losses reported for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods, shorter depreciable lives of the assets, differences in the timing of the recognition of management fee expense and the deduction of certain costs incurred during construction which have been capitalized in the accompanying condensed consolidated financial statements.

2. Certain reclassifications were made to the prior year financial statements to conform to the 1998 presentation.

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

On November  20,  1997,  the  Emerging  Issues  Task Force  ("EITF") of the
     Financial Accounting Standards Board reached a consensus on EITF 97-2 "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

     The Partnership is assessing the impact of EITF 97-2 on its policy of excluding property-level revenues and operating expenses of the Hotels from its statements of operations (see Note 3). If the Partnership concludes that EITF 97-2 should be applied to the Hotels, it would include operating results of this managed operation in its financial statements. Application of EITF 97-2 to financial statements as of and for the twelve and twenty-four weeks ended June 19, 1998 would have increased both revenues and operating expenses by approximately $18.0 million and $36.9 million, respectively and would have had no impact on net income.

     Hotel revenues consist of hotel operating results for the Orlando Hotel for 1998 and 1997 (in thousands):

                                      Twelve Weeks Ended Twenty-Four Weeks Ended
                                       June 19,   June 20, June 19,   June 20,
                                         1998     1997       1998        1997
                                     ---------- ---------  ---------   ---------
         HOTEL SALES
           Rooms......................$ 16,431  $  15,872  $  35,167   $  34,365
           Food and beverage..........  13,398     11,892     28,201      26,476
           Other......................   2,950      3,008      6,480       6,614
                                     ---------- ---------  ---------   ---------
                                        32,779     30,772     69,848      67,455
                                     ---------- ---------  ---------   ---------

         HOTEL EXPENSES
           Departmental Direct Costs
              Rooms..................    3,154      3,405      6,392       6,477
              Food and beverage......    8,096      7,735     16,820      16,025
           Other hotel operating
              expenses...............    6,785      7,032     13,679      14,086
                                     ---------- ---------  ---------   ---------
                                        18,035     18,172     36,891      36,588
                                     ---------- ---------  ---------   ---------

         HOTEL REVENUES..............$  14,744   $ 12,600  $  32,957   $  30,867
                                     ========== =========  =========   =========

4. Rental income under the Harbor Beach Partnership operating lease for the twelve and twenty-four weeks ended was (in thousands):

                                   Twelve Weeks Ended    Twenty-Four Weeks Ended
                                   June 19,    June 20,   June 19,     June 20,
                                    1998         1997       1998         1997
                                  ---------   ---------  ----------  ----------
         Basic rental...............$  403     $   409    $    806     $    771
         Percentage rental.......... 1,548       1,549       3,279        3,513
         Performance rental......... 3,189       3,457      10,417       10,417
         Additional performance
           rental...................   509         305         509          305
                                  ---------   ---------  ----------  -----------

         RENTAL INCOME..............$5,649     $ 5,720    $ 15,011     $ 15,006
                                  =========   =========  ==========  ===========

5. On April 15, 1998, the Partnership successfully completed the financing for the expansion of the Orlando World Center (the "Construction Loan"). The lender is obligated to provide up to $88 million to fund costs related to the construction of a 500-room tower, new parking garage, expansion of the existing JW's Steakhouse restaurant, redesign of the existing golf course and construction of 15,000 square feet of additional meeting space. During the construction period, the Partnership is required to make monthly payments of principal and interest at the fixed interest rate of 7.48% with such interest payments funded by the Construction Loan. Principal payments will be funded by hotel operations. Upon completion of the expansion, the Partnership will be required to pay principal and interest at the fixed interest rate of 7.48% amortized over the remaining term of the Construction Loan. The Construction Loan matures on January 1, 2008. As of June 19, 1998, the Partnership has received Construction Loan advances of $2.5 million which were used to pay construction costs.

6.   On April 17, 1998, Host Marriott,  parent company of the General Partner of the Partnership, announced that its Board of Directors authorized Host Marriott to reorganize its business operations to qualify as a real estate investment trust ("REIT") to become effective as of January 1, 1999. As part of the REIT conversion, Host Marriott formed a new operating
     partnership  (the "Operating  Partnership"),   and  limited  partners  in
     certain Host Marriott full-service hotel partnerships and joint ventures, including the Partnership, are expected to be given an opportunity to receive, on a tax-deferred basis, Operating Partnership units in the new Operating Partnership in exchange for their current limited partnership interests. The Operating Partnership units would be redeemable by the limited partner for freely traded Host Marriott shares (or the cash equivalent thereof) at any time after one year from the closing of the merger. In connection with the REIT conversion, on June 2, 1998, the Operating Partnership filed a Registration Statement on Form S-4 with the Securities and Exchange Commission. Limited partners will be able to vote on this Partnership's participation in the merger later this year through a consent solicitation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

The chart below summarizes REVPAR, or revenue per available room, for 1998 and 1997:

                                   Twelve Weeks Ended
                                  June 19,      June 20,
                                   1998          1997      % Increase
                                ---------     ---------     ---------
       Orlando World Center     $   130       $   125           4%
       Harbor Beach             $   148       $   143           3%

       Combined Average         $   136       $   131           4%

                                Twenty Four Weeks Ended
                                 June 19,      June 20,
                                   1998          1997      % Increase
                                ----------    ---------     ---------
       Orlando World Center     $   139       $   136           2%
       Harbor Beach             $   177       $   170           4%

       Combined Average         $   150       $   146           3%

Total consolidated Partnership revenues for the second quarter and year-to-date ended June 19, 1998, increased 11% and 5%, respectively, when compared to the comparable periods ended June 20, 1997. The increase for second quarter was a result of an increase in sales coupled with a decrease in operating expenses at the Orlando Hotel. Year-to-date operating results were also strong for both the Orlando Hotel and the Harbor Beach Hotel (the "Hotels"). REVPAR represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance
(although it is not a GAAP or generally accepted accounting principles measurement of revenue). On a combined basis, second quarter and year-to-date REVPAR increased 4% and 3%, respectively, primarily due to increases in average room rate. For the second quarter, the combined average room rate improved 6% over the same period in 1997 to $161, while the combined average occupancy decreased one percentage point to 85%. On a year-to-date basis, the combined average room rate increased 5% over the comparable period in 1997 to $177 while the combined average occupancy decreased two percentage points to 85%.

Hotel revenues. Second quarter and year-to-date revenues reported by the Orlando Hotel increased 17% and 7%, respectively, over the same period of 1997. REVPAR for second quarter increased 4% over the comparable period in 1997 to $130 as a result of a one percentage point increase in occupancy to 86% and a 3% increase in average room rate to $152. As a result of group sales efforts shifting focus from association groups to corporate groups, second quarter food and beverage sales increased 13% over last year. In addition, second quarter other hotel operating expenses decreased 4% from last year primarily due to decreased reservation costs. The strong year-to-date performance was a result of a 2% increase in REVPAR to $139. This increase was attributed to a 4% increase in average room rate to $162 offset by a one percentage point decrease in occupancy to 86%. The hotel achieved its increase in average room rate as a result of rate increases across all segments and the hotel's ability to restrict discounted transient room rates. The decrease in occupancy was primarily due to a decrease in group roomnights.

Rental income. Second quarter and year-to-date rental income from the Harbor Beach Hotel decreased 1% and remained stable, respectively, over 1997. As a result of additional amounts retained by the operating tenant, second quarter 1998 rental income decreased slightly from the same period in 1997.

For the second quarter, REVPAR increased 3% over 1997 to $148 as a result of a 10% increase in average room rate to $183 offset by a five percentage point decrease in occupancy to 82%. On a year-to-date basis, REVPAR increased 4% to $177 when compared to the comparable period in 1997. This increase was due to a 10% increase in average room rate to $215 offset by a five percentage point decrease in occupancy to 82%. The year-to-date improvement in REVPAR was primarily a result of a 16% increase in the group rate.

Operating costs and expenses. The Partnership's operating costs and expenses decreased 5% to $9.2 million and 4% to $17.1 million, for the twelve and twenty-four weeks ended June 19, 1998, respectively, when compared to the comparable periods in 1997. The principal components of this category are discussed below:

Depreciation and amortization. Depreciation and amortization increased approximately $0.2 million or 7%, for second quarter 1998 as compared to the same quarter in 1997. On a year-to-date basis, depreciation and amortization increased approximately $0.3 million, or 7% as compared to 1997. The increase is primarily due to the completion of the rooms renovation project at the Orlando Hotel during fourth quarter 1997.

Operating profit. As a result of changes in revenues and expenses discussed above, operating profit for the second quarter 1998 increased by $1.6 million to $11.2 million compared to the same period in 1997. On a year-to-date basis, operating profit increased by $1.4 million to $30.1 million over the same period in 1998.

Interest expense. Interest expense for second quarter and year-to-date decreased 8% and 7%, respectively, as compared to the comparable periods in 1997 due to the refinancing of the Orlando Hotel's mortgage debt at a lower interest rate in 1997.

Minority  interest.   Based  upon  its  50.5%  ownership  interest,   the
Partnership controls the Harbor Beach Partnership and, as a result, the condensed consolidated financial statements of the Partnership include the accounts of the Harbor Beach Partnership. Minority interest represents the net income from the Harbor Beach Partnership allocable to the co-general partner. Minority interest in income decreased from $3.8 million year-to-date 1997 to $3.6 million year-to-date 1998 primarily due to a slight decrease in net income from the Harbor Beach Partnership due to an increase in depreciation expense.

Net income. For second quarter 1998, the Partnership achieved net income of $6.2 million, an increase of $2.2 million over the same period in 1997. On a year-to-date basis, net income increased $2.5 million to $17.8 million over the comparable period in 1997. This increase was primarily due to increases in hotel revenues and rental income and the decrease in interest expense, as discussed above.

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

Principal Sources and Uses of Cash

The Partnership's principal source of cash is from operations. Its principal uses of cash are to fund the property improvement funds of the Hotels, required principal amortization of the mortgage debt and other debt incurred to fund costs of the capital improvements at the Hotels and cash distributions to the partners.

Total cash provided by operations for the twenty-four weeks ended June 19, 1998 and June 20, 1997, was $26.1 million and $25.6 million, respectively. The increase was primarily due to an increase in hotel revenues and rental income when compared to 1997.

For the twenty-four weeks ended June 19, 1998 and June 20, 1997, cash used in investing activities was $5.4 million and $5.1 million, respectively, consisting primarily of an increase in additions to property and equipment. This is primarily due to the commencement of the Orlando Hotel expansion project in May 1998.

     For the twenty-four weeks ended June 19, 1998 and June 20, 1997, cash used in financing activities was $3.0 million and $7.4 million, respectively. The decrease in cash used in financing activities was primarily the result of a decrease in principal repayments on the mortgage debt and the receipt of construction loan advances. During the twenty-four weeks ended June 19, 1998, the Partnership distributed $1.5 million to its partners ($1,500 per limited partner unit). This distribution represented $540 per limited partner unit from 1997 operations and $960 per limited partner unit related to first quarter 1998 operations. In addition, on August 4, 1998, the Partnership distributed $8,080,808 ($8,000 per limited partner unit) from 1998 operations.

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

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

b.     Reports on Form 8-K

       1. A Form 8-K was filed with the Securities and Exchange Commission on May 8, 1998. In this filing, Item 5 -- Other Events discloses the announcement by Host Marriott, parent company of the general partner of the Partnership, that Host Marriott's Board of Directors has authorized Host Marriott to reorganize its business operations to qualify as a real estate investment trust effective as of January 1, 1999. A copy of the press release was included as an Item 7 --
           Exhibit in this form 8-K filing.

       2. A Form 8-K was filed with the Securities and Exchange Commission on June 19, 1998. In this filing, Item 5 Other Events discloses that the general partner sent the limited partners of the Partnership a letter to inform them of the proposed reorganization of Host Marriott's business operations to qualify as a real estate investment trust and provide them with the estimated exchange value per Partnership unit. A copy of the letter was included as an Item 7 -- Exhibit in this Form 8-K filing.

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


                            MARRIOTT HOTEL PROPERTIES
                            LIMITED PARTNERSHIP

                            By:   HOTEL PROPERTIES MANAGEMENT, INC.
                                  General Partner



July 31, 1998               By:   /s/ Earla L. Stowe
                                  ------------------
                                  Earla L. Stowe
                                  Vice President and Chief Accounting Officer