Form 10-Q
period 1998-09-11
MARRIOTT HOTEL PROPERTIES LTD PARTNERSHIP
filed 1998-10-26
CIK 784711

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 11, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-14381

                  MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


          Delaware                                    52-1436985
(State or other jurisdiction of         (I.R.S.  Employer Identification Number)
 incorporation or organization)

10400 Fernwood Road, Bethesda, MD                         20817-1109
(Address of principal executive                           (Zip Code)
              Offices)
       Registrant's telephone number, including area code: (301) 380-2070
           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable
           Securities registered pursuant to Section 12(g) of the Act:
                      Units of Limited Partnership Interest
                                (Title of Class)


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No.


================================================================================

================================================================================
                  MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP
================================================================================

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

              Condensed Consolidated Statement of Operations
                Twelve and Thirty-Six Weeks Ended September 11, 1998
                (Unaudited) and September 12, 1997 (Unaudited).................1

              Condensed Consolidated Balance Sheet
                September 11, 1998 (Unaudited) and December 31, 1997...........2

              Condensed Consolidated Statement of Cash Flows
                Thirty-Six Weeks Ended September 11, 1998 (Unaudited)
                  and September 12, 1997 (Unaudited)...........................3

              Notes to Condensed Consolidated Financial Statements
                (Unaudited)....................................................4

Item 2 .   Management's Discussion and Analysis of Financial Condition and
                Results of Operations..........................................6


                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings..................................................13

Item 6.    Exhibits and Reports on Form 8-K...................................13

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per Unit amounts)


                             Twelve Weeks Ended        Thirty-Six Weeks Ended
                         September 11, September 12, September 11, September 12,
                              1998         1997          1998           1997
                        -------------- ------------- ------------- -------------
REVENUES
   Hotel (Note 3).......$   10,889     $   8,159      $ 43,846      $  39,026
   Rental income (Note 4)    2,388         1,955        17,399         16,961
                        -------------- -------------- ------------ -------------

                            13,277        10,114        61,245         55,987
                        -------------- -------------- ------------ -------------

OPERATING COSTS AND EXPENSES
   Depreciation.........     2,446         2,280         7,338          6,841
   Incentive management
     fee................     2,214           959         8,542          7,146
   Base management fee..       866           731         2,961          2,755
   Ground rent, property
     taxes and other....     2,866         2,186         7,404          6,554
                         ------------- -------------- ------------ -------------

                             8,392         6,156        26,245         23,296
                         ------------- -------------- ------------ -------------

OPERATING PROFIT.........    4,885         3,958        35,000         32,691
   Interest expense......   (4,433)       (4,723)      (13,632)       (14,616)
   Other revenue.........      470           302           975            587
                         ------------- -------------- ------------ -------------

NET INCOME (LOSS) BEFORE
   MINORITY INTEREST.....      922          (463)       22,343         18,662

MINORITY INTEREST........      687           780        (2,916)        (3,002)
                         ------------- -------------- ------------ -------------

NET INCOME...............$   1,609     $     317      $ 19,427      $  15,660
                         ============= ============== ============ =============

ALLOCATION OF NET INCOME
   General Partner.......$      16     $       3      $    194      $     157
  Limited Partners.......    1,593           314        19,233         15,503
                         ------------- -------------- ------------ -------------

                         $   1,609     $     317      $ 19,427      $  15,660
                         ============= ============== ============ =============
NET INCOME PER
   LIMITED PARTNER
   UNIT (1,000 Units)....$   1,593     $     314      $ 19,233      $  15,503
                         ============= ============== ============ =============


            See Notes to Condensed Consolidated Financial Statements.

          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                              September 11,       December 31,
                                                   1998                1997
                                               (unaudited)

                                     ASSETS
   Property and equipment, net...............$    222,737         $   222,216
   Property improvement funds................       8,696               6,056
   Minority interest.........................       8,611               7,912
   Due from Marriott International, Inc.
     and affiliates..........................       7,939              10,042
   Other assets..............................       4,134               4,189
   Cash and cash equivalents.................      20,484              10,694
                                             ---------------    ---------------

                                             $    272,601         $   261,109
                                             ===============    ===============


                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Mortgage debt.............................$    238,536         $   235,946
   Notes payable and amounts due to Marriott
     International, Inc. and affiliates......       3,390               4,987
   Accounts payable and accrued interest.....         688                 196
   Amounts due to Host Marriott Corporation..         307                 132
                                             ---------------    ---------------

       Total Liabilities.....................     242,921             241,261
                                             ---------------    ---------------

PARTNERS' CAPITAL
   General Partner...........................         406                 307
   Limited Partners..........................      29,274              19,541
                                             ---------------    ---------------

       Total Partners' Capital...............      29,680              19,848
                                             ---------------    ---------------

                                            $     272,601         $   261,109
                                             ===============    ===============












            See Notes to Condensed Consolidated Financial Statements.

          MARRIOTT HOTEL PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                     Thirty-Six Weeks Ended
                                               September 11,       September 12,
                                                    1998                1997
                                              --------------      --------------
OPERATING ACTIVITIES
   Net income.................................$     19,427        $     15,660
   Noncash items..............................      10,433              10,203
   Changes in operating accounts..............         518               2,516
                                              --------------      --------------

     Cash provided by operating activities....      30,378              28,379
                                              --------------      --------------

INVESTING ACTIVITIES
   Additions to property and equipment........      (7,859)             (7,703)
   Changes in property improvement funds......      (2,640)               (260)
                                              --------------      --------------

     Cash used in investing activities........     (10,499)             (7,963)
                                              ---------------     --------------

FINANCING ACTIVITIES
   Capital distributions to partners.........       (9,595)             (1,514)
   Construction loan advances................        4,619                  --
   Principal repayments of mortgage debt.....       (2,029)             (4,507)
   Repayments to Marriott International, Inc.
     and affiliates..........................       (1,565)               (428)
   Capital distributions to minority interest       (1,485)             (1,485)
   Payment of financing costs................          (34)                 --
   Repayments to Host Marriott Corporation...           --              (2,295)
   Proceeds from note payable to Marriott
     International, Inc. and affiliates......           --               1,200
   Collection of investor notes receivable...           --                  47
                                              --------------     ---------------

     Cash used in financing activities.......      (10,089)            (8,982)
                                              --------------     ---------------

INCREASE IN CASH AND CASH EQUIVALENTS........        9,790              11,434

CASH AND CASH EQUIVALENTS at beginning
     of period...............................       10,694               1,607
                                              ---------------    ---------------

CASH AND CASH EQUIVALENTS at end of period...$      20,484       $      13,041
                                              ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage and other interest.$      12,908       $     11,623
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

     In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 11, 1998, and the results of operations for the twelve and thirty-six weeks ended September 11, 1998 and September 12, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

2. Certain reclassifications were made to prior year condensed financial statements to conform to the 1998 presentation.

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

     The Partnership has considered the impact of EITF 97-2 and concluded that it should be applied to its hotel. Accordingly, upon adoption, hotel sales and property-level expenses will be reflected on the statement of operations. This change in accounting principle will be adopted in the financial statements during the fourth quarter of 1998 as of and for the year ended December 31, 1998 with retroactive effect in prior periods to conform to the new presentation. Application of EITF 97-2 will increase both hotel revenues and operating expenses by approximately $18.0 million and $16.2 million for the twelve weeks ended September 11, 1998 and September 12, 1997, respectively, and $54.9 million and $52.8 million for the thirty-six weeks ended September 11, 1998 and September 12, 1997, respectively, and will have no impact on operating profit or net income.

     Hotel revenues consist of the following hotel operating results for the Orlando Hotel (in thousands):

                             Twelve Weeks Ended         Thirty-Six Weeks Ended
                         September 11, September 12, September 11, September 12,
                             1998          1997         1998           1997
                        -------------- ------------- ------------- -------------
     HOTEL SALES
       Rooms............$     12,852    $  11,328     $  48,019     $   45,693
       Food and beverage      13,953       10,450        42,154         36,926
       Other............       2,050        2,605         8,530          9,219
                        -------------- ------------- ------------- -------------
                              28,855       24,383        98,703         91,838
                        -------------- ------------- ------------- -------------
     HOTEL EXPENSES
       Departmental Direct Costs
         Rooms..........       3,023        2,605         9,415          9,082
         Food and
          beverage......       8,512        7,026        25,332         23,051
       Other hotel
         operating
         expenses.......       6,431        6,593        20,110         20,679
                        -------------- -------------  ------------ -------------
                              17,966       16,224        54,857         52,812
                       --------------- -------------  ------------ -------------

     HOTEL REVENUES.....$     10,889    $   8,159      $ 43,846     $   39,026
                       =============== =============  ============ =============

4. Rental income under the Harbor Beach Partnership operating lease was (in thousands):

                              Twelve Weeks Ended       Thirty-Six Weeks Ended
                         September 11, September 12, September 11, September 12,
                             1998          1997          1998           1997
                        ------------- -------------- ------------- -------------
     Basic rental.......$       403     $     403      $  1,209     $   1,174
     Percentage rental..      1,385         1,017         4,664         4,530
     Performance rental.         --            --        10,417        10,417
     Additional
       peformance rental        600           535         1,109           840
                        ------------- -------------- ------------- -------------

     RENTAL INCOME......$     2,388     $   1,955      $ 17,399     $  16,961
                        ============= ============== ============= =============

5. On April 15, 1998, the Partnership successfully completed the financing for the expansion of the Orlando World Center (the "Construction Loan"). The lender is obligated to provide up to $88 million to fund costs related to the construction of a 500-room tower, new parking garage, expansion of the existing JW's Steakhouse restaurant, redesign of the existing golf course and construction of 15,000 square feet of additional meeting space. During the construction period, the Partnership is required to make monthly payments of principal and interest at the fixed interest rate of 7.48% with such interest payments funded by the Construction Loan. Principal payments will be funded by hotel operations. Upon completion of the expansion, the Partnership will be required to pay principal and interest at the fixed interest rate of 7.48% amortized over the remaining term of the Construction Loan. The Construction Loan matures on January 1, 2008. As of September 11, 1998, the Partnership has received Construction Loan advances of $4.6 million which were used to pay construction costs.

6. Host Host Marriott Corporation ("Host Marriott"), the parent company of the General Partner of the Partnership, has adopted a plan to restructure its business operations so that it will qualify as a real estate investment trust ("REIT"). As part of this restructuring (the "REIT Conversion"), Host Marriott and its consolidated subsidiaries will contribute their full-service hotel properties and certain other businesses and assets to Host Marriott, L.P., a Delaware limited partnership (the "Operating Partnership"), in exchange for units of limited partnership interest in the Operating Partnership ("OP Units") and the assumption of liabilities. As part of the REIT Conversion, Host Marriott proposes to merge into HMC Merger Corporation (to be renamed "Host Marriott Corporation"), a Maryland corporation ("Host REIT"), and thereafter continue and expand its full-service hotel ownership business. Host REIT expects to qualify as a REIT beginning with its first full taxable year commencing after the REIT Conversion is completed, which Host Marriott currently expects to be the year beginning January 1, 1999 (but which might not be until the year beginning January 1, 2000). Host REIT will be the sole general partner of the Operating Partnership.

     The Operating Partnership is proposing to acquire by merger (the "Merger") the Partnership. The Limited Partners in the Partnership have been given an opportunity to receive, on a tax-deferred basis, OP Units in the Operating Partnership in exchange for their current limited partnership interests. At any time prior to 5:00 p.m. on the fifteenth trading day following the effective date of the Merger, the Limited Partners can elect to exchange the OP Units received in connection with the Merger for either common stock of Host REIT or a 6.56% callable note due December 15, 2005 of the Operating Partnership. Exercise of either the election to receive common stock or a note would be a taxable transaction.

     Beginning one year after the Merger, Limited Partners who retain OP Units may exchange such OP Units for Host REIT common stock on a one-for-one basis (or their cash equivalent, as determined by Host REIT).

     On June 2, 1998, the Operating Partnership filed a Registration Statement on Form S-4 with the Securities and Exchange Commission. In October 1998, the Prospectus/Consent Solicitation Statement, which formed a part of such Registration Statement, was mailed to the Limited Partners who have until December 12, 1998 to vote on this Merger, unless extended.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q include forward-looking statements including, without limitation, statements related to the proposed real estate investment trust ("REIT") conversion, the terms, structure and timing thereof, and the expected effects of the proposed REIT conversion and business and operating strategies in the future. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Certain of the transactions described herein are subject to certain consents of shareholders, lenders, debtholders and partners of Host Marriott and its affiliates and of other third parties and various other conditions and contingencies, and future results, performance and achievements will be affected by general economic, business and financing conditions, competition and government actions. The cautionary statements set forth in reports filed under the Securities Act of 1934 contained important factors with respect to such forward-looking statements, including:
(i) national and local economic and business conditions that will, among other things, affect demand for hotels and other properties, the level of rates and occupancy that can be achieved by such properties and the availability and terms of financing; (ii) the ability to maintain the properties in a first-class manner; (iii) the ability to compete effectively; (iv) the ability to obtain required consents of shareholders, lenders, debtholders, partners and ground lessors in connection with Host Marriott's proposed conversion to a REIT and to consummate all of the transactions constituting the REIT conversion; (v) changes in travel patterns, taxes and government regulations; (vi) governmental approvals, actions and initiatives; (vii) the effects of tax legislative action; and (viii) the timing of Host Marriott's election to be taxed as a REIT and the ability to satisfy complex rules in order to qualify for taxation as a REIT for federal income tax purposes and to operate effectively within the limitations imposed by these rules. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

The chart below summarizes REVPAR, or revenue per available room, for 1998 and 1997:

                                       Twelve Weeks Ended
                               September 11,      September 12,
                                  1998                1997           % Increase
                            ----------------    ---------------     -----------
        Orlando World Center   $       102       $       90              13%
        Harbor Beach           $       103       $       96               7%

        Combined Average       $       102       $       92              11%

                                     Thirty-Six Weeks Ended
                               September 11,      September 12,
                                  1998                1997           % Increase
                            ----------------    ---------------     -----------
        Orlando World Center   $       127       $       121              5%
        Harbor Beach           $       152       $       146              4%

        Combined Average       $       134       $       128              5%

Total consolidated Partnership revenues for the third quarter and year-to-date ended September 11, 1998 increased 31% and 9%, respectively, over the comparable periods in 1997. This was due to strong operating results at both the Orlando Hotel and the Harbor Beach Hotel (the "Hotels"). REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP, or generally accepted accounting principle measurement of revenue). On a combined basis, third quarter and year-to-date REVPAR increased 11% to $102, and 5% to $134, respectively, due to increases in average room rate and average occupancy. For the third quarter, combined average room rate improved 4% over the same period in 1997 to $128, and combined average occupancy increased five percentage points to 80%. On a year-to-date basis, combined average room rate increased 5% over the comparable period in 1997 to $161 and combined average occupancy remained stable at 83%.

Hotel Revenues

Third quarter and year-to-date revenues reported by the Orlando World Center increased 33% and 12%, respectively, over 1997. REVPAR for third quarter increased 13% over the comparable period in 1997 to $102 as a result of a six percentage point increase in occupancy to 78% and a 6% increase in average room rate to $131. As a result of the increase in REVPAR, rooms profit for the quarter increased $1.1 million over 1997, an increase of 13%. Due to improved corporate group business, food and beverage sales and profit for the quarter and year-to-date increased $2.0 million, or 59%, and $2.9 million, or 21%, respectively, over the same periods in 1997. The strong year-to-date performance was a result of a 5% increase in REVPAR to $127. This increase was attributed to a two percentage point increase in occupancy to 84% and a 3% increase in average room rate to $152. The hotel achieved its increase in average room rate as a result of rate increases across all segments and the hotel's ability to restrict discounted transient room rates. The increase in occupancy was primarily due to an increase in corporate group roomnights during third quarter.

Rental  Income.  Third  quarter and  year-to-date  rental income from the Harbor
Beach Hotel improved 22% and 3%, respectively, over 1997 primarily due to increases in REVPAR.

For the third quarter, REVPAR increased 7% over 1997 to $103 as a result of a three percentage point increase in occupancy to 84% combined with a 3% increase in average room rate to $123. On a year-to-date basis, REVPAR increased 4% to $152 when compared to the same period in 1997. This increase was due to a 7% increase in average room rate to $184 offset by a two percentage point decrease in occupancy to 83%.

Operating Costs and Expenses. The Partnership operating costs and expenses increased 36% to $8.4 million and 13% to $26.2 million for the twelve and thirty-six weeks ended September 11, 1998, respectively, when compared to the same periods in 1997. The principal components of this category are discussed below:

         Incentive management fees. Incentive management fees increased $1.3 million, or 131%, for the third quarter and increased $1.4 million, or 20%, on a year-to-date basis due to the improved operations at the Orlando Hotel.

         Depreciation. Depreciation increased approximately $200,000, or 7%, for third quarter 1998 as compared to the same quarter in 1997. On a year-to-date basis, depreciation increased approximately $500,000, or 7%, as compared to 1997.

        Ground Rent, Property Taxes and Other. Ground rent, property taxes and other expenses increased approximately $700,000, or 31%, for the third quarter and increased approximately $900,000, or 13% on a year-to-date basis primarily due to an increase in real estate taxes for the Orlando Hotel.

Operating Profit. Operating profit increased approximately $900,000, or 23%, and $2.3 million, or 7%, for the twelve and thirty-six weeks ended September 11, 1998, respectively, when compared to the same periods in 1997.

Interest Expense. Interest expense for third quarter and year-to-date decreased 6% and 7%, respectively, as compared to the same periods in 1997 due to reduced principal balances on the mortgage debt of the hotels resulting from required principal amortization.

Minority interest

Based upon its 50.5% ownership interest, the Partnership controls the Harbor Beach Partnership, and as a result, the condensed consolidated financial statements of the Partnership include the accounts of the Harbor Beach Partnership. Minority interest represents the net income from the Harbor Beach Partnership allocable to the co-general partner. Minority interest decreased from $3.0 million year-to-date 1997 to $2.9 million year-to-date 1998 primarily due to the decrease in net income from the Harbor Beach Partnership primarily due to an increase in depreciation expense.

Net income

For third quarter 1998, the Partnership achieved net income of $1.6 million, an increase of $1.3 million over the same period in 1997. On a year-to-date basis, net income increased $3.8 million to $19.4 million over the same period in 1997. These increases were primarily due to increases in hotel revenues and rental income, as discussed above.

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

Total consolidated cash provided by operations for the thirty-six weeks ended September 11, 1998, and September 12, 1997, was $30.4 million and $28.4 million, respectively. The increase was primarily due to an increase in hotel revenues and rental income when compared to 1997, partially offset by additional incentive management fees paid in 1997.

For the thirty-six weeks ended September 11, 1998 and September 12, 1997, cash used in investing activities was $10.5 million and $8.0 million, respectively, consisting primarily of additions to property and equipment. This increase is primarily due to the commencement of the Orlando Hotel expansion project in May 1998. Capital expenditures of $4.6 million have been funded by the construction loan in 1998. Contributions to the property improvement funds were $7.1 million and $6.5 million for the first three quarters of 1998 and 1997, respectively, while expenditures from the property improvement funds were $3.1 million and $7.7 million for the first three quarters of 1998 and 1997, respectively. The decrease in capital expenditures from 1998 to 1997 is primarily due to the completion of a rooms renovation at the Orlando Hotel in 1997. The General Partner believes that the property improvement funds will provide adequate funds in the short and long term to meet the Hotels capital needs.

For the thirty-six weeks ended September 11, 1998 and September 12, 1997, cash used in financing activities was $10.1 million and $9.0 million, respectively. The increase in cash used in financing activities was primarily the result of higher capital distributions from 1998 operations offset by the receipt of construction loan advances. Of the $4.6 million year-to-date construction loan advances, approximately $75,000 is capitalized interest. During the thirty-six weeks ended September 11, 1998, the Partnership distributed $9.6 million to its partners ($9,500 per limited partner unit). This distribution represented $540 per limited partner unit from 1997 operations and $8,960 per limited partner unit related to second quarter year-to-date 1998 operations. In addition, the Partnership is planning to distribute $6.6 million ($6,500 per limited partner unit) from third quarter operations in November 1998.

YEAR 2000 ISSUE

The "Year 2000 Issue" has arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The following disclosure provides information regarding the current status of the Partnership's Year 2000 compliance program.

The Partnership processes its records on computer hardware and software systems maintained by Host Marriott Corporation ("Host Marriott"), the parent company of the General Partner of the Partnership. Host Marriott has adopted a compliance program because it recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 Issue. Host Marriott's compliance program includes an assessment of Host Marriott's hardware and software computer systems and embedded systems, as well as an assessment of the Year 2000 issues relating to third parties with which the Partnership has a material relationship or whose systems are material to the operations of the Partnership's Hotels. Host Marriott's efforts to ensure that its computer systems are Year 2000 compliant have been segregated into two separate phases: in-house systems and third-party systems.

In-House Systems. Host Marriott has invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable the Partnership to provide adequately for its information and reporting needs and which are also Year 2000 compliant. Substantially all of Host Marriott's in-house systems have already been certified as Year 2000 compliant through testing and other mechanisms and Host Marriott has not delayed any systems projects due to the Year 2000 Issue. Host Marriott is in the process of engaging a third party to review its Year 2000 in-house compliance. Host Marriott believes that future costs associated with Year 2000 Issues for its in-house systems will be insignificant and will therefore not impact the Partnership's business, financial condition and results of operations. Host Marriott has not developed, and does not plan to develop, a separate contingency plan for its in-house systems due to their current Year 2000 compliance. However, Host Marriott does have detailed contingency plans for its in-house systems covering a variety of possible events, including natural disasters, interruption of utility service and similar events.

Third-Party  Systems.  The  Partnership  relies upon  operational and accounting systems  provided by third  parties,  primarily  the  Manager of its Hotels,  to provide the appropriate property-specific operating systems (including reservation, phone, elevator, security, HVAC and other systems) and to provide it with financial information. Based on discussions with the third parties that are critical to the Partnership's business, including the Manager of its Hotels, Host Marriott believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. To the extent these changes impact property-level systems, the Partnership may be required to fund capital expenditures for upgraded equipment and software. Host Marriott does not expect these charges to be material, but is committed to making these investments as required. To the extent that these changes relate to the Manager's centralized systems (including reservations, accounting, purchasing, inventory, personnel and other systems), the Partnership's management agreement generally provides for these costs to be charged to the Partnership's Hotels. Host Marriott expects that the Manager will incur Year 2000 costs for its centralized systems in lieu of costs related to system projects that otherwise would have been pursued and therefore, its overall level of centralized charges allocated to the Hotels will not materially increase as a result of the Year 2000 compliance effort. Host Marriott believes that this deferral of certain system projects will not have a material impact on its future results of operations, although it may delay certain productivity enhancements at the Partnership's Hotels. Host Marriott will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Partnership believes that in the event of material Year 2000 non-compliance caused by a breach of the Manager's duties, the Partnership will have the right to seek recourse against the Manager under its third party management agreement. The management agreement generally does not specifically address the Year 2000 compliance issue. Therefore the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

Host Marriott will work with the third parties to ensure that appropriate contingency plans will be developed to address the most reasonably likely worst case Year 2000 scenarios, which may not have been identified fully. In particular, Host Marriott has had extensive discussions regarding the Year 2000 Issue with Marriott International, the Manager of the Hotels. Due to the significance of Marriott International to the Partnership's business, a detailed description of Marriott International's state of readiness follows.

Marriott International has adopted an eight-step process toward Year 2000 readiness, consisting of the following: (i) Awareness: fostering understanding of, and commitment to, the problem and its potential risks; (ii) Inventory: identifying and locating systems and technology components that may be affected;
(iii) Assessment: reviewing these components for Year 2000 compliance, and assessing the scope of Year 2000 issues; (iv) Planning: defining the technical solutions and labor and work plans necessary for each particular system; (v) Remediation/Replacement: completing the programming to renovate or replace the problem software or hardware; (vi) Testing and Compliance Validation: conducting testing, followed by independent validation by a separate internal verification team; (vii) Implementation: placing the corrected systems and technology back into the business environment; and (viii) Quality Assurance: utilizing a dedicated audit team to review and test significant projects for adherence to quality standards and program methodology.

Marriott International has grouped its systems and technology into three categories for purposes of Year 2000 compliance: (i) information resource applications and technology (IT Applications) -- enterprise-wide systems supported by Marriott International's centralized information technology organization ("IR"); (ii) Business-initiated Systems ("BIS") - systems that have been initiated by an individual business unit, and that are not supported by Marriott International's IR organization; and (iii) Building Systems - non-IT equipment at properties that use embedded computer chips, such as elevators, automated room key systems and HVAC equipment. Marriott International is prioritizing its efforts based on how severe an effect noncompliance would have on customer service, core business processes or revenues, and whether there are viable, non-automated fallback procedures (System Criticality).

Marriott International measures the completion of each phase based on documented and quantified results, weighted for System Criticality. As of the end of the 1998 third quarter, the awareness and inventory phases were complete for IT
Applications and nearly complete for BIS and Building Systems. For IT Applications, the Assessment, Planning and Remediation/Replacement phases were each over 80 percent complete, and Testing and Compliance Validation had been completed for a number of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Assessment and Planning were in the mid- to upper-range of completion, with a substantial amount of work in process, while the progress level for Remediation/Replacement and Testing and Compliance Validation had not yet been documented and quantified. Quality Assurance is also in progress for IT Applications and is scheduled to begin for BIS and Business Systems in the near future. Marriott International's goal is to substantially complete the Remediation/Replacement and Testing phases for its System Critical IT Applications by the end of 1998, with 1999 reserved for unplanned contingencies and for Compliance Validation and Quality Assurance. For System Critical BIS and Building Systems, the same level of completion is targeted for June 1999 and September 1999, respectively.

Marriott International has initiated Year 2000 compliance communications with its significant third party suppliers, vendors and business partners, including its franchisees. Marriott International is focusing its efforts on the business interfaces most critical to its customer service and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group.

Marriott International is also establishing a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes a guidance protocol for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. Marriott International is also utilizing a Year 2000 best-practices sharing system.

Risks. There can be no assurance that Year 2000 remediation by the Partnership or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Partnership, its business and its financial condition. The Partnership cannot predict the actual effects to it of the Year 2000 Issue, which depends on numerous uncertainties such as: (i) whether significant third parties properly and timely address the Year 2000 Issue; and (ii) whether broad-based or systemic economic failures may occur. Host Marriott is also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or distortion of hotel reservations made on a centralized reservation system and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 Issue and the Partnership's dependence on third parties, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership. Host Marriott's Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 Issue and Host Marriott believes that the possibility of significant interruptions of normal operations should be reduced.

                           PART II. OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS

Neither the Partnership nor the Hotels are presently subject to any material litigation nor, to the General Partner's knowledge, is any material litigation threatened against the Partnerships or the Hotels, other than routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnerships.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

b.     Reports on Form 8-K

       1. A Form 8-K was filed with the Securities and Exchange Commission on September 16, 1998. This filing, Item 5 -- Other Events, discloses that the General Partner sent the limited partners of the Partnership a letter to inform them that September 18, 1998 will be the record date for voting in the forthcoming consent solicitation. Those Limited Partners whose ownership is reflected on the records of the General Partner as of September 18, 1998 will be eligible to vote on the merger and proposed amendments. A copy of the letter was included as an Item 7 - Exhibit in this Form 8-K filing.

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


                            MARRIOTT HOTEL PROPERTIES
                            LIMITED PARTNERSHIP

                            By:      HOTEL PROPERTIES MANAGEMENT, INC.
                                     General Partner



October 26, 1998            By:      /s/Earla L. Stowe
                                     Earla L. Stowe
                                     Vice President and Chief Accounting Officer